Form 10KSB
period 2000-08-31
OMNINET MEDIACOM INC
filed 2000-10-05
CIK 1103023

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-KSB

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from January 1, 2000 through August 31, 2000.

                        Commission file number 000-28935

                             OMNINET MEDIA.COM, INC.
                         (Name of Small Business Issuer)

     Nevada                                                 880398783
(State or Other                                         (I.R.S. Employer
 Jurisdiction of                                         Identification
 Incorporation or                                        Number)
 Organization)

      7825 Fay Avenue, Suite 200, La Jolla, CA              92037
      (Address of Principal Executive Offices)           (Zip Code)

Registrant's telephone number including area code:     (858) 456-5588

Securities registered pursuant to section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $75,983 for the transition period beginning January 1, 2000 and ending at the end of the fiscal year on August 31, 2000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The number of shares outstanding of each class of common equity, as of August 31, 2000 are 11,745,692 restricted, and 30,532,829 unrestricted shares.

     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

History.

MAS Acquisition XXV Corp. (hereafter "MAS"), the registrant's predecessor, was incorporated on January 6, 1997 in the State of Indiana to engage in any lawful business, including but not limited to selecting and entering into business combinations. MAS has been in the developmental stage since inception and had not, until August 17, 2000, conducted any active business operations, other than issuing shares to its shareholders. Until August 17, 2000 MAS could have been considered as a "shell" company whose sole purpose was to locate and consummate a merger or acquisition with an operating business entity.

MAS filed registration statement under, Section 12(g) of the Securities Exchange Act of 1934 on a voluntary basis in order to make itself more attractive as a merger candidate. Until August 17, 2000 MAS was a "blank check" company because its business plan was to engage in a merger or acquisition with an unidentified company or companies, or other entity or person. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. MAS distributed shares of its common stock as gift without any cash considerations to non-U.S. persons in reliance on Regulation S. The shares of common stock distributed in reliance on Regulation S were escrowed and MAS will refuse to register any transfer of the shares, during the two year distribution compliance period unless registered under the Securities Act of 1933 or unless an exemption from registration is available to cover any such transaction.

Pursuant to its business plan, MAS Acquisition XXV Corp. entered into an Agreement and Plan of Reorganization effective August 17, 2000 by which OmniNet Media.com, Inc., ("OmniNet"), a Nevada corporation, acquired 5,000,000 shares of MAS Acquisition XXV Corp., for Five Thousand ($5,000) Dollars. As a result of the purchase MAS XXV became a subsidiary of OmniNet. The Stock Purchase Agreement was approved by the unanimous consent of the board of directors of OmniNet on July 18, 2000. Prior to the Agreement, OmniNet had 41,786,155 shares issued and outstanding. Following the Agreement, OmniNet has 41,811,155 shares issued and outstanding.

In accordance with the terms of the agreement, OmniNet paid MAS Capital, Inc, the sum of $45,000 and 25,000 OmniNet restricted common shares in consideration for the return and cancellation of 8,250,000 common shares it owned of MAS Acquisition XXV.

Upon effectiveness of the Agreement and Plan of Reorganization, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, OmniNet became the successor issuer to MAS XXV for reporting purposes under the Securities Exchange Act of 1934, as amended. The officers, directors and By-laws of OmniNet continued without changes as the officers, directors and By-laws of the successor issuer. A copy of the Agreement and Plan of Reorganization is filed as an Exhibit to the Form 8-KSB Report and is incorporated herein by reference.

History of OmniNet.

OmniNet  Media.Com,  Inc.  was  incorporated  on  March  12,  1997  as  Clinical
Aesthetics Centre, Inc. ("Clinical") under the laws of the State of Nevada. Clinical conducted no active business operations from inception through July 1998. On July 27, 1998 Clinical entered into a business reorganization in which it issued 5,250,000 of its common shares in exchange for all the issued and outstanding shares of TriCom Technology Group, Inc. ("TriCom"), a Nevada corporation formed on July 14, 1998. TriCom continued to operate under its own name, but failed in its attempt to operate as an advertising and communications company. It became inactive, and remained inactive until February 2000.

On February 18, 2000 the Board of Directors of TriCom approved the issuance of 5,000,000 of its common shares in exchange for 100% of the issued and outstanding stock of OmniNet Media.Com, Inc. which had been formed as a Nevada business corporation on January 7, 2000 under the name of Kioskcoupon.Com, Inc. ("Kioskcoupon") Its business purpose was to provide communications services. Kioskcoupon had changed its name to OmniNet Media.Com, Inc. by amendment to its articles of incorporation on January 20, 2000. TriCom subsequently adopted the name of its subsidiary by amending its articles of incorporation to change its name to OmniNet Media.Com, Inc.

On June 8, 2000, the Company acquired 75.72% of a U.S./Ace Security Laminates("U.S./Ace") in exchange for 1,370,480 of its common shares. The primary business of the acquired corporation is to provide marketing, training and installation of security film laminates.

The product sold by U.S./Ace is a series of safety and security film laminates which provide protection from thefts, accidents, explosions, hurricanes, tornadoes and earthquakes by holding broken glass together like an invisible certain. These products, marketed under the name Global Glass Guard ("3G") create a safety and security barrier for homes and commercial, industrial and government installations. The Company intends to sell master and dealership licenses to market laminates, and sell the products to distributors for resale. The licensing agreements the Company is offering provide for term payment plans and include purchase quotas for distributors. Breach of the quotas will result in forfeiture of the licenses with no recourse for recovery of the term payments which have been made.

Neither OmniNet nor any of its predecessors has been party to any bankruptcy, receivership or other similar proceedings.

Business of OmniNet Media.Com, Inc.

OmniNet is in the business of providing an innovative, public, interactive multi-media retail-based product and information delivery network installed in kiosks located in major shopping malls, retail outlets, public facilities, transportation hubs and pay phone installations. The "kiosks" deliver internet and other multi-media services through a proprietary MultiMedia Interactive Network Terminal tm ("MINTtm") system which is a wireless (cellular) information and interactive receiving device that gives individual users access to coupons, on-board information on local retail businesses, and provides product and shopping incentives via interactive touch video display screens. The installations will also provide access to local and long distance telephone services. Income from the MINTtm is generated by selling advertising which is displayed electronically to the captive audience of both, users of MINTtm and foot traffic of the MINTtm. The MINTtm terminals can be modified with numerous application to provide specific location information dictated by the proprietor of each location. The MINTtm us valuable for placement in any high-traffic consumer oriented locations and will provide users with access to the Internet, E-mail, high-speed information sending and receiving, coupons and other retail selling incentives, and information (provided by the touch screen) which can be tailored to each specific location or class of locations.

The characteristics of the MINTtm technology is a small physical structure including a computer and a display screen that displays information for people passing in the public arena. Kiosks are common near the entrances of shopping malls in North America where they provide shoppers with directories and store discounts. Kiosks are also used at trade shows and professional conferences. The word is of Turkish and earlier Persian origin, where it meant an outdoor pavilion or a portico. Public access kiosks come in all shapes and sizes. They include ATM machines, lottery terminals, coupon dispensing machines, airport flight information screens and many more applications. Technology has now made the public access kiosk and interactive device that can handle almost any kind of functionality one can think of, including all forms of point-of-sale transactions with the right connectivity. One can place the entire store's product line on the kiosk and put in a mall in a 2 &half; square foot area.

The kiosk industry is in its infancy. Technology is invading this industry and it is now scheduled to explode. Frost & Sullivan in Mountain View, California now estimated a 41% growth in public access kiosks through 2004. Sales will rise from $1.8 Billion in 1999 to $5.3 Billion by 2002. They estimate at least Two Hundred and Twelve Thousand (212,000) new kiosks will be placed in public areas by the year 2002 in this country alone. Five million (5,000,000) will be place worldwide by the year 2007. Because of this fact, the Company has chosen this industry to apply its marketing skill and Entertainment/Information application. The key factor for success in this industry is to identify unique user groups and provide the specific content they want.

The Company is in the technology business with a sophisticated marketing plan. The Company is applying its knowledge and experience to an industry that is ready to explode. That segment of the technology industry is public access kiosks. The Company, along with its strategic partners market a wide variety of kiosk targeted to all demographic profiles. The Company placed them in high traffic, targeted locations, which assure high visibility and usage. High usage assures high revenue streams and profits.

The Company has plans to develop additional products and services and is devoting significant resources to research and development.

Global Glass Guard ("3G")

Global Glass Guard ("3G") is a division of OmniNet Media.Com, Inc. whose primary responsibility is to provide training and installation support for 3G.

These types of safety film products were originally designed to protect property and people against terrorist attacks in Europe and the Middle East. 3G film laminates work as an integral element for safety and security requirements - from thefts, accidents, explosions, hurricanes, tornadoes, or earthquakes. 3G film laminates hold broken glass together like an invisible curtain. 3G films creates a safety and security barrier for homes, commercial, industrial, or government buildings, by discouraging break-ins, vehicle intruders and/or penetration of dangerous objects. 3G film laminates, when installed by authorized trained installation specialist offer "smash and grab", "bullet and bomb blast resistance", unmatched in today's worldwide market place. In a world of constant change, safety and security concerns have become the major driving force behind the overwhelming demand for 3G products, but safety and security although are not the only benefits. These safety and security film laminates discourage "smash and grab" type crimes. Since time is vital in these situations, the thieves usually give up quickly. Even violent crimes and vandalism have been greatly reduced. As a result, it limits the cost of damage, and repair and/or theft related problems. 3G products reduce the chance of fatal or serious injury caused by flying glass fragments. Another common injury is from existing plate glass window and sliding glass doors, which were originally installed without any safety glass features. 3G's safety and security laminate films are excellent retrofit related products that virtually eliminate these potential problems. 3G's safety and security film product line can be purchased and professionally installed at a fraction of the cost when compared to other alternatives available today. 3G offers increased security for personal safety and valuables by protecting against flying glass and other material debris as a result of hurricanes, tornadoes, typhoons, earthquakes and all other uncontrollable weather related conditions.

3G's business is to sell master and dealership licenses under a licensing agreement to distributors and sales of security laminates through its distributors. A typical licensing agreement provides for a term payment plan and includes a quota purchase for distributors. Failure to meet purchase quotas cause a licensee to forfeit their license with no recourse to recover term payments made.

Competition.

Competition to OmniNet laminate business conducted through Global Glass Guard ("3G")comes from manufacturers and distributors of alarm systems, marketers of competing window protection products like metal bars, and other safety window tints and films such as 3M, Llumar, Madico and Film Technologies, Inc. While many of these competitors are more well-known, better capitalized and more experienced than 3G, the Company believes the 3G product line to be distributed is superior in many respects to most classes of products or mode of protection offered by many competitors.

Competition in the specific business proposed to be conducted in connection with the provision of out-of-home, out-of-office internet and electronic services is anticipated to come from existing providers of similar services such as Advants Public Internet Access, Inc., Netshif, Netkey (formerly Lexitech), CAIS Software Solutions which markets the "IPORT" Public Terminal System and Central Management Service (CMS) as well as turnkey kiosk solutions, "eKiosk" (whose product eKiosk.com is dedicated to providing public internet access and web-based services for people away from home), and Coynet, which is the leading edge provider of public access internet solutions and is acknowledged as the market leader with the largest existing network of public internet kiosks in Europe. Many of these competitors are better funded, more experienced and supported by better technical experts than OmniNet.

The Company is not dependent on any major customers and do not anticipate such dependency in the future. The hardware and software used in the MINTtm is proprietarily configured. Governmental approval is not required to conduct any activity which the Company presently anticipates, and the Company see no likelihood that governmental regulations will have any effect on its business in the foreseeable future. The Company does not expect to be subjected to any significant financial costs in order to comply with state, federal or local environmental regulations, or any other statutory requirements.

During the last fiscal year the Company has spent in excess of $500,000 in research and development, primarily devoted to its MINTtm device and 3G products. At the present time the Company has three full time and fifteen part-time employees.

Item 2.  Description of Property.

OmniNet does not own, or have any interest aside from a leasehold interest in any property. The Company operates out of office space located at 7825 Fay Avenue, Suite 200, La Jolla, CA 92037 which carries a monthly lease payment of approximately $1,000. The space is adequate for its current operations.

Item 3.  Legal Proceedings.

There are no legal proceedings pending against OmniNet and the Company has received no threat or other such notice that any such proceeding is likely to be filed in the foreseeable future. To its knowledge no administrative or other similar action is threatened or warranted by any state, local or federal administrative agency.

U.S./Ace, now known as Global Glass Guard ("3G"), is involved in litigation. U.S./Ace, including certain employees, officers, and directors, is a defendant in a lawsuit filed by the original licensor (in Hull, Quebec, Canada) of certain territories which U.S./Ace entered into contracts for dealership and distribution. The claim is for outstanding license fees allegedly owing pursuant to contracts dated February 9, 1998 and July 7, 1998. The suit asks for damages totaling approximately $9.3 million (Canadian) plus legal costs. Outside counsel for U.S./ACE has advised that, at this stage in the proceeding, the counsel cannot offer an opinion as to the probable outcome. U.S./Ace believes the suit is without merit and is vigorously defending its position. The plaintiffs attorney has been sanctioned by the Court for no appearance at court hearings.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company has not conducted any annual or special meeting of stockholders at which any matters have been submitted for a vote of the stockholders at large during this transition period, and no matter have been approved by the written consent of a majority of the company's outstanding shares pursuant to Section 78.320(2) of the Nevada Revised Statutes.

     PART II

Item 5.  Market for Common Equity and Related Stockholders Matters.

Common shares of OmniNet Media.Com, Inc. are traded on the over-the-counter market through the medium of the NASD Interdealer Quotation System with bid and ask quotations for its shares reported in the NQB "Pink Sheets." Brokers began submitting bid and ask quotations for its common shares on or about March, 2000. The range of high and low bid information for its common equity for each quarter for the last two years as reported by the OTCBB Pink Sheets are as follows:

  Date       Open      High      Low      Close        Volume
6/30/99     6.000     6.250     5.625     5.675       992,700
9/30/99     5.718     6.250     0.250     0.312       532,700
12/31/99    0.375     0.375     0.062     0.125       710,100
3/31/00     0.125     2.750     0.062     2.500       637,400
6/30/00     2.500     2.750     0.531     0.875       390,000
9/11/00     0.875     4.250     0.625     4.187     1,297,000

The readers are cautioned that these prices reflect inter-dealer process, without retail mark-up, mark-down or commission and may not represent actual transactions.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

OmniNet Media.Com, Inc. conducted no active business operations in 1998 or 1999. It commenced active operations in January of 2000 which have continued to the date of this transition report.

In note 1 to its financial statements as of August 31, 2000 its auditors state that the financial statements are presented on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, as noted there, the Company has sustained recurring losses since inception and has negative working capital for the eight months ended August 31, 2000 and the years ended December 31, 1999 and 1998. The Company experienced operating losses of $1,560,604, $41,971 and $14,350, respectively, during those periods. Its ability to continue as a going concern is contingent upon its ability to secure additional equity financing, initiate sales of its products and thereby attain profitable operations. The Company is pursuing financing by the issuance of common stock shares. Although the Company plans to pursue additional financing on terms beneficial to the Company and its stockholders. Without such funds the Company will be unable to comply with its payment obligations to vendors.

The Company anticipates that the Company will require $5,000,000 in additional debt or equity financing in order to continue as a going concern during the next twelve months of operation. The Company plans to attempt to enter into arrangements to raise these funds through the private or public sale of common shares, and by initiating profitable operations. No assurance can be given that either of these plans will be realized and thus, no assurance can be given that the Company will be able to continue as a going concern in the foreseeable future.

Its plan of operation is to aggressively  market digital  information  kiosks in
malls,  individual  large  retail  stores  like  Target  and  Wal-Mart,   public
transportation stations and airports, and individual pay telephone locations.

The Company believes its Cellular Digital Packet Data network links are attractive to retailers because they link all retailers, manufacturers,
distributors,   marketers,   advertisers  and  shoppers   together,   and  offer
interactive TV, MultiMedia, computer technology and communications technology together by use of a user-friendly electronic presentation via keyboard and touch screens. Specific retailer and advertiser information and coupon and other sales incentives are available to shoppers at a touch in a format that can be updated daily via wireless communications between OmniNet and any number of MINTtm installations. Though its plan is yet unproven, the Company believes these installations will be attractive to vendors because in the age of self-service and transactional marketing the Company can, through four vertical market "Shopper Intranets," supply the means by which participating industry, manufacturers, advertisers, retailers and industry service providers can create "one-on-one" relationships with their customers through new "sell-through" retail technologies.

The Company has established seven combined goals for successful implementation of its store-based MINTtm program. These goals require each installed system (1) create store traffic by offering unique products and services, (2) be a stand-alone profit center for the retailer, (3) address specific vertical market needs of the shopper, (4) offer manufacturer coupons in all categories which can be produced by the machine on demand, (5) offer on-board tangible products and services, (6) capture specific data from users for demographic statistics and profiles, and (7) provide an incentive for shopper use.

Though untested, the Company believed it will succeed in distributing these devices and that once in place, they will be profitable both for the operator of the location in which they are installed, and for the Company.

As to 3G, the Company intends to build up distribution  through establishing new
regional   dealers  and  providing  sales  training  to  existing   dealers  and
distributors.

Item 7.  Financial Statements.

The following financial statements are included in this part: Audited balance sheets of OmniNet Media.Com, Inc. and subsidiary (formerly Clinical Aesthetics Centre, Inc. and Tricom Technology Group, Inc. as of August 31, 2000 and
December 31, 1999 and 1998, and the related statements of income, retained earnings and cash flows for the eight months ended August 31, 2000 and the years ended December 31, 1999 and 1998.

                    OMNINET MEDIA.COM, INC. AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
                     INCLUDING INDEPENDENT AUDITORS' REPORT
               FOR THE EIGHT MONTHS ENDED AUGUST 31, 2000 AND THE
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                               TABLE OF CONTENTS

                                                                   PAGE

INDEPENDENT AUDITORS' REPORT...............................          1

FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEETS..............................          2

  CONSOLIDATED STATEMENTS OF OPERATIONS....................          3

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
    DEFICIT................................................          4

  CONSOLIDATED STATEMENTS OF CASH FLOWS....................          5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................        6 - 18

DIROCCO AND DOMBROW, P.A.
3601 W. COMMERCIAL BLVD., SUITE #39
FT. LAUDERDALE, FLORIDA 33309
(954) 731-8181

Independent Auditors' Report
To the Board of Directors
OmniNet Media.Com, Inc. and Subsidiaries
La Jolla, CA

We have audited the accompanying consolidated balance sheets of OmniNet Media.Com, Inc. and Subsidiaries as of August 31, 2000 and December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficit and cash flows for the eight months ended August 31, 2000 and the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes, examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.

We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OmniNet Media.Com, Inc. and Subsidiaries as of August 31, 2000 and December 31, 1999 and 1998, and the results of operations and its cash flows for the eight months ended August 31, 2000 and the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses and has negative net working capital from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ DiRocco and Dombrow, P.A.
-----------------------------
DiRocco and  Dombrow, P.A.
September 26, 2000

                    OMNINET MEDIA.COM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

ASSETS

                                          August 31,          December 31,
                                             2000           1999        1998
                                          ----------     ---------   ---------
Current Assets
  Cash                                       $ 1,420     $      29   $    0.00
  Prepaid expenses                             6,779          0.00        0.00
     Total Current Assets                      8,199            29        0.00

Property and Equipment, net                  158,507          0.00        0.00

Other Assets
  License agreement, net                     703,916          0.00        0.00
  Security deposits                            2,796          0.00        0.00

     Total Assets                         $  873,418     $      29   $    0.00

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accrued expenses                        $  400,920     $  16,000   $   8,000
  Current portion of note payable            642,000          0.00        0.00
  Notes payable to related partied           623,956          0.00        0.00
     Total Current Liabilities             1,666,876        16,000       8,000

Noncontrolling interest in
net assets                                  (277,405)         0.00        0.00

Stockholders' Deficit
  Preferred stock, $0.0001
    par value; 10,000 shares
    authorized, no shares
    issued and outstanding                      0.00          0.00        0.00
  Common stock, $0.0001 par value;
    690,000,000 shares authorized;
    42,278,173, 11,260,748 and
    11,260,748 shares issued and
    outstanding, respectively                  4,228         1,126       1,126
  Additional paid in capital               1,759,262       701,842     667,842
  Accumulated deficit                     (2,279,543)     (718,939)   (676,968)
     Total Stockholders' Deficit           ( 516,053)     ( 15,971)   (  8,000)

     Total Liabilities and Stockholders'
       Deficit                            $  873,418     $      29   $    0.00

The accompanying notes are an integral part of these financial statements.

                    OMNINET MEDIA.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Eight months ended
                                      -----------------------------------------
                                      August 31,              December 31,
                                         2000              1999         1998
                                      ----------        ----------   ----------
Revenues, net                         $   75,983        $     0.00   $     0.00

Cost of products sold                 (   47,037)             0.00         0.00
                                          28,946              0.00         0.00

Expenses
  Consulting                             137,418            22,500         0.00
  Advertising                            940,990              0.00         0.00
  Travel and entertainment                57,350              0.00         0.00
  Research and development                17,410            10,425         0.00
  Transfer agent fee                       5,652              0.00         0.00
  Rent                                    24,851              0.00         0.00
  Professional fee                       151,250             8,000        8,000
  Other                                  346,149             1,496         0.00
     Total Expenses                    1,681,070            42,421        8,000
     Operating Loss                   (1,652,124)       (   42,421)    (  8,000)

Non-controlling interest                  91,520              0.00         0.00

Other Income (Expenses)
  Interest income                           0.00               450         0.00
  Loss on disposal of asset                 0.00              0.00     (  6,350)
     Total Other Income (Expenses)          0.00               450     (  6,350)
     Net Loss                         (1,560,604)       (   41,971)    ( 14,350)

Net Loss Per Common Share            $(     0.04)       $     0.00   $     0.00

Weighted Average Number of Common
  Shares Outstanding                  36,292,734        11,260,748    6,782,331



The accompanying notes are an integral part of these financial statements.

                    OMNINET MEDIA.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                  Eight months ended
                                          ---------------------------------
                                           August 31,        December 31,
                                              2000        1999      1998
                                          -----------    --------  --------
Cash Flows From Operating Activities
  Net loss                                $(1,560,604)   $(41,971) $(14,350)
  Adjustment to reconcile net loss to
    net cash used in operating activities
      Depreciation and amortization           122,921        0.00      0.00
      Minority interest in net loss of
        consolidated subsidiaries          (   91,520)       0.00      0.00
      Loss on disposal of assets                 0.00        0.00     6,350
      Increase in prepaid expenses         (    6,779)       0.00      0.00
      Increase in security deposit         (    2,796)       0.00      0.00
      Increase in accrued expenses            384,920       8,000     8,000
          Net Cash Used in Operating
            Activities                     (1,153,858)   (33,971)     0.00

Cash Flows From Investing Activities
  Purchase of property and equipment       (    8,599)      0.00      0.00
  Acquisition of U.S./ACE                  (   60,000)      0.00      0.00
  Acquisition of MAS                       (   50,000)      0.00      0.00
          Net Cash Used by Investing
            Activities                     (  118,599)      0.00      0.00

Cash Flows From Financing Activities
  Proceeds from issuance of stock                         81,039
  Proceeds from notes payable                 623,956       0.00     1,100
  Payment of license agreement             (  125,000)      0.00  (  1,100)
  Additional investment by stockholders       691,071     34,000      0.00
          Net Cash Provided by Financing
            Activities                      1,271,066     34,000      0.00

          Net Increase in Cash                  1,391         29      0.00

Cash at beginning of year                          29       0.00      0.00
Cash at end of year                        $    1,420   $     29   $  0.00


The accompanying notes are an integral part of these financial statements.
                                      -5-

                    OMNINET MEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE EIGHT MONTHS ENDED AUGUST 31, 2000 AND THE
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operation

OmniNet Media.Com, Inc. (OmniNet), formerly known as TriCom Technology Group, Inc., was organized and exists under the General Corporation Law of the State of Nevada. OmniNet was incorporated in the State of Nevada on March 12, 1997 as Clinical Aesthetics Centre, Inc. (Clinical). Clinical was inactive from October 1997 to July 1998.

On July 27, 1998, the Board of Director of Clinical approved the issuance of 5,250,000 shares of its common stock in exchange for all outstanding shares of common stock of TriCom Technology Group, Inc. (TriCom). TriCom was organized under the General Corporation Law of the State of Nevada on July 14, 1998. The merged company continued to operate under the name of TriCom but failed in its attempt to operate as an advertising and communications company and was inactive from the time of the merger until February 2000.

On January 20, 2000, the Board of Directors of Kioskcoupon.Com, Inc., a Nevada company incorporated on January 7, 2000 to provide communications services, amended its Article of Incorporation to change its name to OmniNet Media.Com, Inc. On February 18, 2000, the Board of Directors of TriCom Technology Group, Inc. approved the issuance of 5,000,000 shares of its common stock to acquire all of the outstanding shares of OmniNet Media.Com, Inc. TriCom Technology Group, Inc., subsequently changed its name to OmniNet Media.Com, Inc.

On June 8, 2000, OmniNet acquired 75.72% of the outstanding shares of common stock of U.S./ACE Security Laminates, Inc. (US/ACE), a State of Delaware incorporated Company, by trading one share of common stock of OmniNet for two shares of US/ACE common stock. US/ACE provides marketing, training and installation support for safety film products. The results of operations of US/ACE for the period from June 8, 2000 through August 31, 2000 are included in the consolidated statement of operations for the eight months ended August 31, 2000.

On July 27, 2000, OmniNet issued 25,000 of its authorized shares of common stock and paid $50,000 in cash to acquire MAS Acquisition XXV Corporation (MAS). MAS is a development stage corporation incorporated in the State of Indiana.

Consolidation Policy

The accompanying consolidated financial statements include the accounts of the OmniNet, US/ACE and MAS Acquisition XXV Corporation. Intercompany transactions and balances have been eliminated in consolidation.

                    OMNINET MEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE EIGHT MONTHS ENDED AUGUST 31, 2000 AND THE
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
      (Continued)

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative net working capital for the eight months ended August 31, 2000 and the years ended December 31, 1999 and 1998. The Company experienced net losses of $1,560,604, $41,971 and $14,350, respectively. In addition, US/ACE is involved in litigation, the outcome of which is unknown at this time, has defaulted on license agreements and has failed to exercise the license agreement options.

The Company's ability to continue as a going concern is contingent upon its ability to secure additional equity financing, initiate sales of its products, and attain profitable operations.

Management is pursuing financing by the issuance of common stock shares. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure or obtain financing on terms beneficial to the Company. Without such funds the Company would be unable to comply with its payment obligations to its vendors.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Property and Equipment

Property and equipment is stated at cost and depreciated under the double declining method over their estimated useful lives ranging from five to seven years. Repairs and maintenance expenses are charged to operations as incurred. Depreciation charged to expense during the period from January 1, 2000 through August 31, 2000 was $59,817.

Intangible Assets

Intangible assets represent license agreements acquired and are recorded at cost in accordance with Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets". The Company amortizes the intangible assets using the straight-line method over the term of the specific agreements of five to ten years. The Company evaluates whether the estimated useful life used to amortize an intangible asset is appropriate due to

                          OMNINET MEDIA.COM, INC. AND
             SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE EIGHT MONTHS ENDED AUGUST 31, 2000 AND
                   THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
                  (Continued)

Intangible Assets, Continued

changing facts and circumstances resulting in increases or decreases in the asset's estimated useful life and records the change currently.

Amortization expense of $63,084 was charged to operations during the period from January 1, 2000 through August 31, 2000.

Revenue Recognition

Revenues from sales to distributors and resellers are recognized when related products are shipped. Revenues from corporate license programs are based on the terms of the agreement, which typically outline specific payment arrangements.

Income Taxes

The Company accounts for income taxes under Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. No current or deferred income tax expense or benefit was recognized due to the Company not having any material operations for the eight months ended August 31, 2000 and the years ended December 31, 1999 and 1998.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

                    OMNINET MEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE EIGHT MONTHS ENDED AUGUST 31, 2000 AND THE
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
                  (Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Common Share

Net loss per share is calculated based on the weighted average number of shares outstanding during the eight months ended August 31, 2000 and the years ended December 31, 1999 and 1998.

Recent Accounting Announcements

The FASB recently issued Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". This statement defers for one year the effective date of FASB Statement No 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined if it will adopt early and what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

                    OMNINET MEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE EIGHT MONTHS ENDED AUGUST 31, 2000 AND THE
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 2 - PROPERTY AND EQUIPMENT
Property and equipment consists of the following at August 31, 2000:

     Machinery and equipment          $130,569
     Office equipment                   54,874
     Leasehold improvements              8,760
     Vehicle                            24,121
                                       -------
                                       218,324

     Less accumulated depreciation      59,817
                                       -------
     Property and equipment           $158,507
                                       =======
NOTE 3 - LICENSE AGREEMENTS

US/ACE has entered into a "Sales and Distribution Agreement" dated December 31, 1999, (which supersedes all other agreements previously entered as described below), with Clear Defense, Inc. of Virginia at a cost of $767,000 to become the exclusive retail dealer and distributor of the laminate products bearing the trademark commonly known, recognized, and understood as "Clear Defense" safety and security window film in specific territories as defined by the agreement. The safety and security laminates and their application to glass windows and doors will be sold to government, commercial, residential, and automotive markets.

A lump sum license fee of $100,000 was paid at the signing of the agreement, for the exclusive distribution rights to the "Initial Territory" defined as the states of California, Arizona and Florida.

A license fee of $667,000 is due for the exclusive distribution rights to the "Base Territory" as defined as the states of Nevada, Utah, New Mexico, Georgia, Texas, Louisiana, Alabama, Mississippi and the country of Mexico and parts of the Caribbean Islands. The payment schedule is as follows: $25,000 due by or before January 31, 2000; $25,000 due by or before February 28, 2000; and $617,000 due by or before March 31, 2000. The Company is also subject to minimum film purchase requirements under agreement. Interest is due at the rate of 18% per annum, or 1.5% per month on past due amounts.

The Company had an option to obtain the exclusive rights for the remaining states within the United States of America for $333,000. The deadline for the exercise of the option expired on January 31, 2000. The agreement is for a term of five years and shall automatically renew for an additional successive term of five years so long as the terms and conditions of the agreement are met.

                    OMNINET MEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE EIGHT MONTHS ENDED AUGUST 31, 2000 AND THE
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 3 - LICENSE AGREEMENTS, Continued

The Company is currently in default of the license agreement with Clear Defense, Inc. of Virginia.

In 1997 and 1998, the Company had entered into three separate agreements to become the exclusive retail dealer and distributor of the products described above with Ace/Clear Defense, Inc. of Quebec, Canada for a total cost of $1,835,000. These agreements have been cancelled by U.S./ACE. and are currently the subject of litigation (see Note 10). At December 31, 1999, license agreements have been adjusted from their 1998 book value of $1,608,676 to net realizable value of $767,000.

NOTE 4 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at:

                                  August 31,              December 31,
                                     2000            1999          1998
                                  ----------        --------      --------
  Professional fees               $  238,091        $ 16,000      $  8,000
  Office expenses                    127,706            -              -
  Leases                              35,123            -              -
                                    --------         -------      --------
                                  $  400,920        $ 16,000      $  8,000
                                    ========         =======      ========

NOTE 5 - NOTES PAYABLE

At August 31, 2000 in the amount of $642,000, which provides for interest at 18% per annum on the outstanding balance as of April 1, 2000, represents amounts due under the new contracts as described in Note 3. The Company has suspended payments on these agreements until resolution of the lawsuit.

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES

Advances from officers totaling $623,956 at August 31, 2000 are interest bearing, unsecured, and due on demand. Interest is accrued at the rate of 10% per annum. At August 31, 2000, the Company accrued interest of approximately $42,000.

Consulting fees to related parties amounted to approximately $132,000 for the eight months ended August 31, 2000.

                    OMNINET MEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE EIGHT MONTHS ENDED AUGUST 31, 2000 AND THE
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 7 - INCOME TAXES

The reasons for the differences between income taxes at the statutory income tax rates and the provision (benefit) for income taxes are summarized, as follows:

                                           August 31,        December 31,
                                             2000         1999        1998

Income tax benefits at statutory rate      $(499,393)   $ (13,588)  $ ( 4,646)
Change in valuation allowance related
    to deferred tax benefit carryforwards    499,393       13,588       4,646
Income tax benefit                         $       -    $       -   $       -
                                           =========    =========   =========

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. At August 31, 2000, net operating losses of approximately $2,280,000 are available for carryforward against future years taxable income and begin expiring in the year 2004. The Company's ability to utilize its net operating loss carryforwards is uncertain and thus a valuation reserve has been provided against the Company's net deferred tax assets.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments are as follows:

                               August 31,     December 31,
                                 2000        1999       1998

                   Carrying    Fair    Carrying    Fair    Carrying    Fair
                    Amount     Value    Amount     Value    Amount     Value
                   --------  --------  --------  --------  --------  --------
Assets
  Cash             $  1,420  $  1,420  $    29   $     29  $      -  $      -
  Prepaid Assets   $  6,779  $  6,779  $     -   $      -  $      -  $      -

Liabilities
  Accrued
   expenses        $400,920  $400,920  $  16,000 $ 16,000  $  8,000  $  8,000

  Current portion
   of note
   payable         $642,000  $642,000  $       - $      -  $      -  $      -
  Notes payable to
   related
   parties         $623,956  $623,956  $       - $      -  $      -  $      -

                    OMNINET MEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE EIGHT MONTHS ENDED AUGUST 31, 2000 AND THE
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 9 - STOCKHOLDERS' EQUITY

Common Stock Issuances

Common stock was issued for the eight months ended August 31, 2000 and the years ended December 31, 1999 and 1998 as follows:

a) On July 27, 1998, 5,250,000 shares of common stock were issued for the purpose of an Exchange Agreement between Tricom Technology Group, Inc. (Tricom) and Clinical Aesthetics Centre, Inc. (Clinical). The total of 5,250,000 shares of Clinical were delivered to the shareholders of Tricom in exchange for 10,500,000 shares of its common stock.

b) On September 15, 1998, the Board of Directors of TriCom approved an amendment to the Articles of Incorporation to change the authorized capital to 690,000,000 common shares and 10,000,000 preferred shares. At the same time, a reverse split was approved in the ratio of 50:1 and the par value of the shares were changed from $0.001 to $0.0001.

c) On December 15, 1998, 11,000,000 shares of common stock were issued through a limited offering. d) In fiscal year 1999, Tricom shareholders contributed $34,000. No shares were issued for this investment amount.

e) On February 18, 2000, Tricom and OmniNet Media.Com, Inc. merged in an exchange of their common shares. Following the merger, Tricom's Board of Directors amended its Article of Incorporation to change its name to OmniNet Media.Com, Inc. (OmniNet) and authorized a 500:1 reverse stock split of its own shares.

f) Pursuant to Rule 504D, OmniNet sold 30,000,000 shares of common stock to investors. In addition, the OmniNet issued 10,000,000 shares of restricted stock to sixteen individuals or entities on February 24, 2000. g) On April 30, 2000, OmniNet issued 50,000 shares of common stock to two investors.

h) On May 17, 2000, OmniNet issued 325,000 shares of common stock to three individual investors. i) On June 8, 2000, OmniNet issued 18,099 shares of common stock to one investor.

j) On June 13, 2000, OmniNet issued 1,370,480 shares of common stock to stockholders of the corporation purchase through a stock swap and cancelled the same number of share issued to the corporation on June 8, 2000. k) On June 28, 2000, OmniNet issued 55 fractional shares to investors. l) On July 27, 2000, OmniNet issued 25,000 shares of common stock to acquire MAS Acquisition XXV Corp
(MAS). In addition, OmniNet issued 100,000 shares of common stock to a subscriber for $50,000 cash. This amount of cash was also paid for the Acquisition of MAS.

                    OMNINET MEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE EIGHT MONTHS ENDED AUGUST 31, 2000 AND THE
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 9 - STOCKHOLDERS' EQUITY, Continued

Common Stock Issuances, Continued
---------------------------------

(m)In August 2000, OmniNet issued 367,018 shares of common stock to investors for loans and payment of expenses.

In 1999, the Company issued 11,745,480 shares of its restricted common stock for cash and the purchase of a subsidiary.

The Company issued 510,172 shares of unregistered common stock for a total of $1,215,233. The shares were issued under stock subscriptions agreements dated June 8, 2000, June 30, 2000, July 27, 2000 and August 31, 2000.

The Company authorized shares of unregistered common stock is, as follows:

     18,099 shares issued at $0.0001 per share on June 8, 2000. 55 shares issued at $0.0001 on June 30, 2000.
     100,000 shares issued at $0.50 per share on July 27, 2000. 25,000 shares issued at $0.0001 per share on July 27, 2000. 367,018 shares issued at $3.17 per share on August 31, 2000.

NOTE 10  -  LEASES

The Company entered into a month-to-month lease agreement for its office facility on April 1, 2000 expiring on June 30, 2003. Rent expense for the eight months ended August 31, 2000 was $4,514.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company leases a vehicle under a noncancelable operating lease agreement which expires in October, 2000. Lease expense for the eight months ended August 31, 2000 was $12,304. At August 31, 2000, the minimum aggregate lease commitments is $2,051.

The Company has also entered into a non-cancelable operating lease agreement for the facilities of one of its Subsidiaries dated May 26, 1998, for a period of
(60) sixty months expiring May 31, 2003 for approximately 3,200 square feet of office and warehouse space at a base rent of $2,790 per month.

                    OMNINET MEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE EIGHT MONTHS ENDED AUGUST 31, 2000 AND THE
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 11 - COMMITMENTS AND CONTINGENCIES, Continued
Operating Lease, Continued

Prepaid rental of $14,591.93 was paid at the execution of the lease. On December 5, 1998, the Company expanded the premises for a total of approximately 5,700 square feet. Base rent was increased to $5,000 per month for a period of twelve
(12) months, with a 4% increase in base rent every twelve months through the term of the lease. Rental expense for the year eight months ended August 31, 2000 was $20,334.

Future minimum annual rentals payable under this noncancelable operating agreement are, as follows:

2001             $66,494
2002             $69,142
2003             $29,371

NOTE 12 - SUBSEQUENT EVENTS

Litigation

The Company, including certain employees, officers, and directors, is a defendant in a lawsuit filed by the original licensor (in Quebec) of certain territories, which the Company entered into contracts for dealership and distribution. The claim is for outstanding license fees allegedly owing pursuant to contracts dated February 9, 1998 and July 7, 1998. The suit asks for damages totaling approximately $6.3 million plus legal costs.

Outside counsel for the Company has advised that, at this stage in the proceedings, he cannot offer an opinion as to the probable outcome. The Company believes the suit is without merit and is vigorously defending its position. No provision has been made in the financial statements related to this lawsuit.

In September 2000, the manufacturer of laminates and issuer of the license agreements to U.S./ACE Security Laminates, Inc. cancelled the license agreements issued to U.S./ACE Security Laminates, Inc. for non-payment of license fees. In addition, the landlord for U.S./ACE Security Laminates, Inc. filed suit for default on the rent payments to recover three months of rent in arrears. At August 31, 2000, license agreements with the manufacturer represented 80% of the Company's total assets. The Company is currently engaged in negotiations with the manufacturer and the landlord and does not believe the outcome will have a material adverse effect to the consolidated financial statements.

                    OMNINET MEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE EIGHT MONTHS ENDED AUGUST 31, 2000 AND THE
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 13 - UNAUDITED STATEMENT OF INCOME AND CASH FLOWS FOR THE COMPARABLE TRANSITION PERIOD OF THE PRECEDING YEAR

                                          Eight months ended August, 31
                                               2000           1999
                                           -----------    -----------
Income Statement Data
  Net sales                                $    75,983    $   409,897
  Gross profit                                  28,946        278,940
  Operating loss                            (1,560,604)      (159,396)
  Interest expense, net                           --             --
                                           -----------    -----------
  Loss before income taxes                  (1,560,604)      (159,396)
  Income taxes                                    --             --
                                           -----------    -----------
  Net loss                                 $(1,560,604)   $  (159,396)
                                           ===========    ===========
Per Share Data
  Net loss                                 $     (0.04)   $     (0.00)
                                           ===========    ===========

NOTE 14 - CASH FLOWS SUPPLEMENTAL INFORMATION

Supplemental Cash Flow Information:

  Cash paid during the year for interest   $         -    $      --
                                           ===========    ===========


Non-Cash Investing and Financing Activity

Purchase of license agreement was financed through a note payable of $767,000 during the year.

NOTE 15 - STOCK OPTIONS

On August 31, 2000, the Company issued options to purchase an aggregate of 250,000 shares of its common stock as $4.00 per share to a vendor of advertising services. These options were fully vested as of the date of their issuance with an exercise period of three years.

                    OMNINET MEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE EIGHT MONTHS ENDED AUGUST 31, 2000 AND THE
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 15 - STOCK OPTIONS, Continued

Activity related to the Company's stock options during the eight months ended August 31, 2000 was as follows:

                                     Outstanding Options
                                     -------------------

                                                     Weighted
                                  Number              Average
                                    Of               Exercise
                                  Shares              Price
                                 --------            --------
  September 1, 1999                     -            $      -
  Grants, August 31, 2000         250,000            $   4.00
  Exercises                      (228,000)           $   4.00
  Cancellations                         -            $      -
                                 --------
  Options exercisable at:
    August 31, 2000                22,000            $   4.00
                                 ========

SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) was issued during 1995 and is effective for fiscal years ending after December 15, 1996.

This pronouncement established financial accounting and reporting standards for stock-based employee compensation plans. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new fair value accounting rules are required to disclose net income and earnings per share under the new method on a pro forma basis. The Company accounts for its options and warrants according  to APB No. 25 and  follows  the  disclosure  provisions  of SFAS 123.
Accordingly, if options or warrants are granted to employees or others for services and other consideration with an exercise price below fair market value on the date of the grant, the difference between the exercise price and the fair market value is charges to operations. The fair value of the options granted during the eight months ended August 31, 2000 and the fiscal years ended December 31, 1999 and 1998, reported below, has been estimated at the dates of grant using the Black-Schole option pricing model with the following assumptions:

  Expected life (in years)                                            3
  Risk-free interest rate                                           6.0%
  Volatility                                                       11.0%
  Dividend yield                                                    0.0%

                    OMNINET MEDIA.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE EIGHT MONTHS ENDED AUGUST 31, 2000 AND THE
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 15 - STOCK OPTIONS, Continued

The Black-Scholes option valuation method was developed for use in estimating the fair value traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.

Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

For the purpose of pro form disclosures, the estimated fair values of the options amortized to expense over the options vesting period. The Company's pro forma information is as follows:

                               2000               1999            1998
                               ----               ----            ----

Pro forma net loss         $(1,560,604)        $(  41,971)    $(   14,350)

Pro forma  loss per share  $(     0.04)        $(    0.00)    $(     0.00)

The effects on pro forma disclosures of applying SFAS 123 are not necessary indicative of the effects on pro forma disclosures of future years.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Financial Statements for MAS Acquisition XXV Corp. were provided by Stark Tinter and Associates. As a result of the business reorganization on August 17, 2000 by which OmniNet Media.Com, Inc. acquired 5,000,000 shares of MAS and became the successor to MAS which subsequently changed its name to OmninNet Media.Com, Inc., and because the only active business operations of the registrant are now the operations of OmniNet, the Company has engaged DiRocco and Dombrow, P.A., 3601 W. Commercial Blvd., Suite #39, Ft. Lauderdale, Florida 33309 as the registrant's auditors.

Stark Tinter did not resign or decline to stand for re-election or was dismissed for cause. The change was effected entirely because DiRocco and Dombrow had prior experience with OmniNet and was far more familiar with its business operations.

Stark Tinters reports for neither of the past two years contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles. The decision to change account was adopted by the Board of Directors exclusively for the reason indicated. There were no disagreements with the former accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following persons are the Directors and Executive Officers of OmniNet.

Name               Age     Positions Held

Michael A. Knox    39      Director, President, Chief Executive Officer

James Graves       31      Director, Secretary/Treasurer, Chief
                           Financial Officer and Vice President

Under Article III, Section 3.2 of the Bylaws, Directors hold their offices until their successors have been elected and qualified unless removed by a vote of a two-thirds majority of outstanding shares either at a stockholders' meeting or by written consent.

The business experience of the directors is as follows:

Michael A. Knox has fifteen years of experience in the software industry. Recently he acted as the CEO of Casino Entertainment Company, Inc. of San Diego, California. Prior to his employment with Casino he served one year (1996-1997) as V.P. of software development for BAOA, Inc., and for six years prior (1989-1995) to that was CEO of Park Place Productions, Inc., both of San Diego, California. Prior (1988-1989) to that he was Executive Programmer for Cinemaware Corp., Thousand Oaks, California for two years (1987-1988) before which he spent two years as Software Engineer for Pacific Dataworks, Inc., Aguoura Hills, California. For the three years prior to that he was a Programmer for West Coast Consultants, San Diego, California. His software experience began when he served as a Data Systems Technician for the U.S. Navy in San Diego, California.

Mr. Knox's experience has included the development of numerous technically advanced and commercially successful software offerings. He programmed and designed one of the industry's first interactive movies, "Sinbad and the Throne of the Falcon." After he founded Park Place Production with $3,000 cash and a credit card, this company became recognized as one of North America's largest independent software designed and development houses. It led the industry by developing sports titles, entertainment, educational and simulation products for many of the leading software publishing houses such as Nintendo, Sea, Virgin Electronic Arts, Acclaim, Compton's New Media and others.

Through his Company he was responsible for developing many noted software titles, including "Monday Night Football, the original "John Madden Football" the most successful sports game of all time, and NFL Hockey which is used in Nintendo and Sega video game machines. In 1993 Mr. Knox received INC. Magazine's Entrepreneur of the Year award in the software industry category.

Mr. Knox has worked with colleges and universities to develop software industry curricula. Through his efforts, San Diego State University has a program to bring industry executives into the curriculum to teach and modify courseware to fit the entertainment and educational software development industry. He is also involved as a co-founder in "MERGE" (Multimedia Education & Retraining for Gainful Employment), an organization dedicated to retraining displaced defense workers and the socially disadvantaged.

He is knowledgeable in nearly all operating platforms and has superior knowledge of many of today's most valuable software tools.

Mr. Graves attended San Diego State University from 1993-1997 studying Corporate finance and Business Administration. Soon after, Mr. Graves became a self employed consultant within the media communication industry. He elected to work exclusively with J. Thomas Markham, Inc. because of the unique distribution channel J. Thomas Markham, Inc created using the transportation Industry. At J. Thomas Markham, Mr. Graves developed cost estimates, sales projections and enhanced business development. Furthermore Mr. Graves conducted in-depth research on more 300 public companies in the Internet Industry. He has experience with filing documents such as 10-KSD, 10-Q, and 8-K will the
Securities  and  Exchange  Commission.   He  has  worked  extensively  with  SEC
Attorneys, Consultants, Auditors, Transfer Agents, Market Markers, Brokerage Houses, Printers, etc. In February, 2000, Mr. Graves joined as Vice President and Secretary of OmniNet Media.com, Inc. He has developed strategic alliances between OmniNet Media.com, Inc. and J. Thomas Markham, Inc. to put OmniNet Media's Kiosks at Airports, Train Stations, Bus Stations, etc.

Mr. Knox was the President of Incarnations, Inc., a corporation that filed for voluntary bankruptcy protection under Chapter 11 of the Bankruptcy act. Those proceedings are still pending and a plan of reorganization has been submitted to the Court. The case is pending in the bankruptcy division of the United states District Court in the Southern District of California at San Diego.

Other that the foregoing, no officer or director of OmniNet has been subject to any of the following:

     a. Any bankruptcy petition filed by or against any such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two year prior to that time; or

     B. Convicted in a criminal proceeding or charged in or subject to any criminal proceeding excluding traffic or other minor offenses; or

     c. Subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities, or

     d. Being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 10.  EXECUTIVE COMPENSATION.

During the period covered by this Transitional Report officers and directors of OmniNet were paid the following total consideration.

     Michael Knox: $2,000 in cash and 36,198 restricted common shares of OmniNet.

     James Graves: No cash consideration and 100,000 restricted common shares of OmniNet.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of June 30, 2000, the name and the number of shares of the Company's Common Stock, par value $0.0001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 42,278,521 issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

  (1)          (2)                         (3)          (4)
Title of    Name and                    Amount and    Percent of
Class       Address of                  Nature of     Class
            Beneficial                  Beneficial
            Owner                       Owner

Common      Jupiter Products, Ltd.      6,000,000         14%
Rule 144    94 Dowdes Well St.
            PO Box N 7521
            Nassau, Bahamas

Common      Mike Knox                     286,198        .06%
Rule 144    4341 Springs St #54
            La Mesa, CA 98118

Common      James A. Graves               100,000        .02%
            2338 Walmar Lane
            San Diego, CA 92109

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There have not, within the last two years, been any transactions with the registrant in which any of its officers, directors or controlling stockholders had any interest, and no such transaction has been proposed.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
The registrant has filed two Current Reports on Form 8-K during the transition period covered by this report, to wit:

1. Form 8-K filed August 28, 2000 which reported (i) the change in control of the registrant which resulted from the acquisition by OmniNet of 5,000,000 common shares of MAS Acquisitions XXV, Inc., (ii) the Accusation of Assets which resulted from that transaction, (iii) the change in the registrant's accountant,
(iv) other events related to the history of OmniNet, (v) the inclusion of financial statements of the business acquired and pro forma financial information, and (vi) the change in the issuer's fiscal year to December 31.

2. Form 8-K filed September 27, 2000 which reported the change of the registrant's fiscal year to August 31.

Both of these reports are incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    OMNINET MEDIA.COM, INC.


                                    By: /s/  James A. Graves
                                       --------------------------
                                       James A. Graves, Secretary
                                       and Director