Form 10KSB/A
period 2000-08-31
OMNINET MEDIA COM INC
filed 2000-11-22
CIK 1103023

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from January 1, 2000 through August 31, 2000.

                        Commission file number 000-28935

                             OMNINET MEDIA.COM, INC.
                         (Name of Small Business Issuer)

     Nevada                                                 880398783
(State or Other                                         (I.R.S. Employer
 Jurisdiction of                                         Identification
 Incorporation or                                        Number)
 Organization)

       5580 La Jolla Blvd. #071, La Jolla, CA                 92037-7651
      (Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number including area code:     (858) 856-1392

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

On February 18, 2000 the Board of Directors of TriCom approved the issuance of 5,000,000 of its common shares in exchange for 100% of the issued and outstanding stock of OmniNet Media.Com, Inc. which had been formed as a Nevada business corporation on January 7, 2000 under the name of Kioskcoupon.Com, Inc.("Kioskcoupon") Its business purpose was to provide communications services. Kioskcoupon had changed its name to OmniNet Media.Com, Inc. by amendment to its articles of incorporation on January 20, 2000. TriCom subsequently adopted the name of its subsidiary by amending its articles of incorporation to change its name to OmniNet Media.Com, Inc.

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

  Date        Open      High      Low      Close       Volume
  ----        ----      ----      ---      -----       ------

06/30/99     6.000     6.250     5.625     5.675       992,700
09/30/99     5.718     6.250     0.250     0.312       532,700
12/31/99     0.375     0.375     0.062     0.125       710,100
03/31/00     0.125     2.750     0.062     2.500       637,400
06/30/00     2.500     2.750     0.531     0.875       390,000
09/11/00     0.875     4.250     0.625     4.187     1,297,000

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

                    OMNINET MEDIA.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Eight months ended
                                      ----------------------------------------
                                      August 31,              December 31,
                                         2000              1999         1998
                                      ----------        ----------  ----------
Revenues, net                         $   75,983        $     0.00   $    0.00

Cost of products sold                 (   47,037)             0.00        0.00
                                          28,946              0.00        0.00

Expenses
  Consulting                             137,418            22,500        0.00
  Advertising                            940,990              0.00        0.00
  Travel and entertainment                57,350              0.00        0.00
  Research and development                17,410            10,425        0.00
  Transfer agent fee                       5,652              0.00        0.00
  Rent                                    24,851              0.00        0.00
  Professional fee                       151,250             8,000       8,000
  Other                                  346,149             1,496        0.00
     Total Expenses                    1,681,070            42,421       8,000
     Operating Loss                   (1,652,124)       (   42,421)   ( 8,000)

Non-controlling interest                  91,520              0.00        0.00

Other Income (Expenses)
  Interest income                           0.00               450        0.00
  Loss on disposal of asset                 0.00              0.00     (6,350)
     Total Other Income (Expenses)          0.00               450    ( 6,350)
     Net Loss                         (1,560,604)       (   41,971)   (14,350)

Net Loss Per Common Share            $(     0.04)       $     0.00   $    0.00

Weighted Average Number of Common

  Shares Outstanding                  36,292,734        11,260,748   6,782,331



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

NOTE 4 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at:

                                  August 31,              December 31,
                                     2000            1999          1998
                                  ----------        --------      --------
  Professional fees               $  238,091        $ 16,000      $  8,000
  Office expenses                    127,706            -              -
  Leases                              35,123            -              -
                                  ----------        --------      --------
                                  $  400,920        $ 16,000      $  8,000
                                  ==========         =======      ========

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

NOTE 7 - INCOME TAXES

The reasons for the differences between income taxes at the statutory income tax rates and the provision (benefit) for income taxes are summarized, as follows:

                                           August 31,        December 31,
                                             2000         1999        1998
                                           ----------   ----------  ----------

Income tax benefits at statutory rate      $(499,393)   $ (13,588)  $ ( 4,646)
Change in valuation allowance related
    to deferred tax benefit carryforwards    499,393       13,588       4,646
Income tax benefit                         $       -    $       -   $       -
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

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair value of the Company's financial instruments are as follows:

                        August 31,                   December 31,
                           2000                1999                1998
                   ------------------  ------------------  ------------------
                   Carrying    Fair    Carrying    Fair    Carrying    Fair
                    Amount     Value    Amount     Value    Amount     Value
                   --------  --------  --------  --------  --------  --------
Assets
  Cash             $  1,420  $  1,420  $    29   $     29  $      -  $      -
  Prepaid Assets   $  6,779  $  6,779  $     -   $      -  $      -  $      -

Liabilities
  Accrued
   expenses        $400,920  $400,920  $  16,000 $ 16,000  $  8,000  $  8,000

  Current portion
   of note
   payable         $642,000  $642,000  $       - $      -  $      -  $      -
  Notes payable to
   related
   parties         $623,956  $623,956  $       - $      -  $      -  $      -

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

Pursuant to Item 304 of Regulation S-B the registrants states:

(a) (1) On August 17, 2000, the Registrant changed accountants from Stark Tinter & Associates, LLC to DiRocco and Dombrow, P.A. 3601 W. Commercial Blvd., Suite #39, Ft. Lauderdale, Florida 33309.

         (i) The Company decided not to reappoint Stark Tinter & Associates as its independent accountant;

         (ii) The financial statements reported on by Stark Tinter were not subject to an adverse or qualified opinion, or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles during the past two fiscal years, and the interim period through August 17, 2000;

         (iii)  The  decision  to  change   accountants   was  approved  by  the
Registrant's Board of Directors; and

         (iv) (A) There were no disagreements related to accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years and the interim period through August 17, 2000.

                  (B)      Not applicable;

                  (C)      Not applicable;

                  (D)      Not applicable; and

                  (E)      Not applicable.

         (2) On August 17, 2000, the Registrant engaged DiRocco Dombrow, P.A. Certified Public Accountants, as its independent accountants.

                  (i) The Registrant did not consult with DiRocco Dombrow, P.A. Certified Public Accountants, its new independent accountants, regarding any matter prior to its engagement; and

                  (ii) Not applicable.

         (3) The Registrant has provided to Stark Tinter & Associates, its former accountants, a copy of the disclosures contained in this Item 4 and the Registrant has requested a letter from Stark Tinter & Associates, addressed to the Commission, confirming the statements made by the Registrant in this Item 4.

(b)      Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following persons are the Directors and Executive Officers of OmniNet.

Name               Age     Positions Held
----               ---     --------------

Michael A. Knox    39      Director, President, Chief Executive Officer

James Graves       31      Director, Secretary/Treasurer, Chief
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

Other that the foregoing, no officer or director of OmniNet has been subject to any of the following:

     a. Any bankruptcy petition filed by or against any such person or any business of which such person was a general partner or executive officer ei ther at the time of the bankruptcy or within two year prior to that time; or

     b. Convicted in a criminal proceeding or charged in or subject to any criminal proceeding excluding traffic or other minor offenses; or

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

                (2)                         (3)
             Name and                   Amount and
  (1)       Address of                  Nature of         (4)
Title of    Beneficial                  Beneficial    Percent of
  Class        Owner                       Owner         Class
--------    ----------                  ----------    -----------
Common      Jupiter Products, Ltd.      6,000,000         14%
Rule 144    94 Dowdes Well St.
            PO Box N 7521
            Nassau, Bahamas

Common      Mike Knox                     286,198        .06%
Rule 144    4341 Springs St #54
            La Mesa, CA 98118

Common      James A. Graves               100,000        .02%
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