Form 10QSB
period 2000-11-30
OMNINET MEDIA COM INC
filed 2001-01-19
CIK 1103023

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

               For the Quarter Ended November 30, 2000

                              OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ______________ to _________________

                        Commission file number 000-28935

                             OMNINET MEDIA.COM, INC.
                         (Name of Small Business Issuer)

     Nevada                                                 880398783
(State or Other                                         (I.R.S. Employer
 Jurisdiction of                                         Identification
 Incorporation or                                        Number)
 Organization)

       8615 E. Florence, Suite 210, Downey, CA                 92024
      (Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number including area code:     (858) 856-1392


                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

           OMNINET MEDIA.COM, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE THREE MONTHS ENDED
                 NOVEMBER 30, 2000 AND 1999

                      TABLE OF CONTENTS

                                                             Page
Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets                          1

Condensed Consolidated Statements of Operations                2

Condensed Consolidated Statements of cash Flows                3

Notes to Condensed Consolidated Financial Statements           4 - 6

                  OMNINET MEDIA.COM, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                        November 30,   August 30,
                                           2000          2000


Current Assets
  Cash                                    $      -      $   1,420
  Prepaid expenses                               -          6,779
     Total Current Assets                        -          8,199

Property and Equipment, net                150,365        158,507

Other Assets
  License agreement, net                         -        703,916
  Other assets                                   6          2,796

     Total Assets                         $150,371       $873,418

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued expenses   $413,815       $400,920
  Current portion of note payable           19,000        642,000
  Notes payable to related parties         627,046        623,956
     Total Current Liabilities           1,059,861      1,666,876

Noncontrolling interest                  ( 302,171)     ( 277,405)

Stockholders' Deficit
 Preferred stock, $0.0001 par value;
   10,000 shares authorized, no shares
   issued and outstanding                        -              -
 Common stock, $0.0001 par value;
   690,000,000 shares authorized;
   42,278,173,  shares issued and
   outstanding                               4,228          4,228
 Additional paid in capital              1,759,262      1,759,262
 Accumulated deficit                    (2,370,809)    (2,279,543)

   Total Stockholders' Deficit          (  607,319)    (  516,053)
   Total Liabilities and Stockholders'
    Deficit                             $  150,371     $  873,418

See accompanying summary of notes to unaudited condensed consolidated financial statements.

                OMNINET MEDIA.COM, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                        Three Months Ended November 30,
                                             2000               1999

Revenues, net                             $        -          $   305,504

Cost of products sold                              -          (   163,069)

Gross Profit                                       -              142,435

Expenses
  General and administrative                  54,116              310,979
  Impaired loss on license agreements         61,916                    -
     Operating Loss                       (  116,032)         (   168,544)

Non-controlling interest                      24,766               40,451

     Net Loss                            $  ( 91,266)         $(  128,093)

Net Loss Per Common Share                $  (  0.002)         $(    0.011)

Weighted Average Number of Common
  Shares Outstanding                      42,278,173           11,260,748


See accompanying summary of notes to unaudited condensed consolidated financial statements.

             OMNINET MEDIA.COM, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS



                                        Three Months Ended November 30,
                                             2000               1999

Cash Flows From Operating Activities
  Net loss                                   $( 91,266)     $(128,093)
  Adjustment to reconcile net loss to
   net cash provided by (used in)
   operating activities:
      Depreciation and amortization              8,142         61,620
      Minority interest in net loss of
       consolidated subsidiaries              ( 24,766)      ( 40,451)
      Impairment loss on license agreements     61,916              -
      Decrease in accounts receivable                -         70,125
      Increase in inventory                          -         84,588
      Decrease in prepaid expenses               6,779              -
      Decrease in security deposit               2,790              -
      Increase in accounts payable and
       accrued expenses                         12,895          4,788
         Net Cash Provided by (Used In)
          Operating  Activities               ( 23,510)        52,577

Cash Flows From Investing Activities
  Purchase of property and equipment                 -         (  215)
         Net Cash Used by Investing
          Activities                                 -         (  215)

Cash Flows From Financing Activities
  Proceeds from notes payable                    22,090             -
  Payments on notes payable                           -      ( 30,464)
         Net Cash Provided by (Used In)
          Financing Activities                   22,090      ( 30,464)

         Net Increase (Decrease) in Cash       (  1,420)       21,898

Cash at beginning of year                         1,420        99,770

Cash at end of year                          $        -      $121,668



See accompanying summary of notes to unaudited condensed consolidated financial statements.

         OMNINET MEDIA.COM, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Presentation of Interim Information

In the opinion of the management of OmniNet Media.Com, Inc. and Subsidiaries, Inc. (the Company), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of November 30, 2000, and the results of its operations and cash flows for the three months ended November 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the year ended August 31, 2000.

2. Financial Statements

The  condensed consolidated financial statements include the
accounts   of   the  Company  and  its  subsidiaries.    All
significant intercompany transactions and balances have been eliminated.

3. Supplemental Disclosures of Cash Flow Information

                                Three months ended November 30,
                                  2000                     1999
Operating Activities:
  Interest paid                 $   -                     $    -
                                 ====                        ====
4.  Going Concern

As shown in the accompanying financial statements, the Company incurred net losses of $91,266 for the three months ended November 30, 2000. The Company's current liabilities exceeded its current assets by $1,059,861 at November 30, 2000. In addition, a subsidiary of the Company is involved in litigation, the outcome which is unknown at this time and has defaulted on the license agreements. The ability of the Company to continue as a going concern is contingent upon its ability to secure additional equity financing. The Company will offer additional shares of its common stock to raise capital and obtain financing on an as needed basis.

          OMNINET MEDIA.COM, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  Stock Options

On August 31, 2000, the Company issued options to purchase an aggregate of 250,000 shares of its common stock as $4.00 per share to a vendor of advertising services. These options were fully vested as of the date of their issuance with an exercise period of three years.

Activity related to the Company's stock options during the three months ended November 30, 2000, was as follows:

                                Outstanding Options
                                                    Weighted
                              Number                 Average
                                Of                  Exercise
                              Shares                  Price

September 1, 2000             22,000               $     4.00
  Grants                           -                        -
  Exercises                        -                        -
  Cancellations                    -                        -
                              ________
Options exercisable at:
 November 30, 2000            22,000               $     4.00
                              =======

SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) was issued during 1995 and is effective for fiscal years ending after December 15, 1996. This pronouncement established financial accounting and reporting standards for stock-based employee compensation plans. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new fair value accounting rules are required to disclose net income and earnings per share under the new method on a pro forma basis. The Company accounts for its options and warrants according to APB No. 25 and follows the disclosure provisions of SFAS 123. Accordingly, if options or warrants are granted to employees or others for services and other consideration with an exercise price below fair market value on the date of the grant, the difference between the exercise price and the fair market value is charges to operations. The fair value of the options granted during the eight months ended August 31, 2000 reported below, has been estimated at the dates of grant using the Black-Schole option pricing model with the following assumptions:

  Expected life (in years)              2
  Risk-free interest rate            6.0%
  Volatility                        11.0%
  Dividend yield                     0.0%

          OMNINET MEDIA.COM, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  Stock Options, (Continued)

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

For  the purpose of pro form disclosures, the estimated fair values  of the options amortized to expense over the options
vesting  period.   The  Company's pro forma  for  the  three
months ended November 30, 2000, is as follows:

Pro forma net loss             $(    91,266)

Pro forma loss per share       $(      .002)

The  effects on pro forma disclosures of applying  SFAS  123 are not necessary indicative of the effects on pro forma disclosures of future years.

6.  Impairment Loss

In  September 2000, the issuer of the license agreements  to the  Company  cancelled the agreements  for  non-payment  of license  fees.  An impairment loss in the amount of  $61,916 was recognized.

7.  Subsequent Event

Effective December, 2000, the Company's Board of Directors approved the purchase of the Company's minority shareholder interests.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OmniNet Media.Com, Inc. commenced active operations in January of 2000 which have continued to the date of this report.

In note 1 to its financial statements as of August 31, 2000 its auditors stated that the financial statements were presented on a going concern basis which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. However, as noted there, the Company has sustained recurring losses since inception and had negative working capital for the eight months ended August 31, 2000 and the years ended December 31, 1999 and 1998. The Company experienced operating losses of $1,560,604, $41,971 and $14,350, respectively, during those periods. Its ability to continue as a going concern is contingent upon its ability to secure additional equity financing, initiate sales of its products and thereby attain profitable operations. The Company is continueing to pursue financing by the issuance of common stock shares. Although the Company plans to pursue additional financing on terms beneficial to the Company and its stockholders. Without such funds the Company will be unable to comply with its payment obligations to vendors.

The Company anticipates that it will require $5,000,000 in additional debt or equity financing in order to continue as a going concern during the next twelve months of operation. The Company plans to attempt to enter into arrangements to raise these funds through the private or public sale of common shares, and by initiating profitable operations. No assurance can be given that either of these plans will be realized and thus, no assurance can be given that the Company will be able to continue as a going concern in the foreseeable future.

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

Though untested, the Company believes it will succeed in distributing these devices and that once in place, they will be profitable both for the operator of the location in which they are installed, and for the Company.

The Company has suspended all active business operations in its subsidiary U.S./Ace Security Laminates and does not expect to resume active operation of this business in the foreseeable future.

PART II

ITEM 1. Legal Proceedings.

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

ITEM 2. Changes in Securities.

There have been no changes in the Company's securities.

ITEM 3.  Defaults Upon Senior Securities.

There have been no defaults upon senior securities.

ITEM 4.  Submission Of Matters To A Vote Of Security Holders.

There have been no Submission of matters to a vote of security holders

ITEM 5. Other Information.

There is no other information.

ITEM 6.  Exhibits And Reports On Form 8-K.

The registrant  has filed two Current  Reports on Form 8-K, to wit:

1. Form 8-K filed September 27, 2000 which reported the change of the registrant's fiscal year to August 31.

2. Form 8-K/A filed January 19, 2001 which reports (1) a change in control of the registrant resulting from the election of Don Steffens as President to replace Michael Knox, who resigned; (2) the resignation of Michael Knox as a director of the registrant and the appointment of Don Steffens to fill his unexpired term; and (3) a change of address of the registrant.

All of these reports are incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: January 19, 2001

                                   By:/s/  James A. Graves, Secretary
                                   ______________________________________