Form 10QSB
period 2001-02-28
OMNINET MEDIA COM INC
filed 2001-04-20
CIK 1103023

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                              FORM 10-QSB

{x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                      For the Quarter Ended February 28, 2001

                                    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ______________ to _________________

                        Commission file number 000-28935

                             OMNINET MEDIA.COM, INC.
                         (Name of Small Business Issuer)

     Nevada                                                 880398783
(State or Other                                         (I.R.S. Employer
 Jurisdiction of                                         Identification
 Incorporation or                                        Number)
 Organization)

      3140 Venture Blvd.                                    89101
      Las Vegas, NV                                      (Zip Code)

Registrant's telephone number including area code:     (702) 641-5030


                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

           OMNINET MEDIA.COM, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE THREE MONTHS ENDED
                 February, 28  2001

                      TABLE OF CONTENTS

                                                             Page
Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets                          1

Condensed Consolidated Statements of Operations                2

Condensed Consolidated Statements of cash Flows                3

Notes to Condensed Consolidated Financial Statements           4 - 6

                  OMNINET MEDIA.COM, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                        February 28     August 30,
                                           2001          2000


Current Assets
  Cash                                    $      -      $   1,420
  Prepaid expenses                               -          6,779
     Total Current Assets                        -          8,199

Property and Equipment, net                142,223        158,507

Other Assets
  License agreement, net                         -        703,916
  Other assets                                   6          2,796

     Total Assets                         $142,229       $873,418

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued expenses   $413,815       $400,920
  Current portion of note payable           19,000        642,000
  Notes payable to related parties         627,046        623,956
     Total Current Liabilities           1,059,861      1,666,876

Noncontrolling interest                  ( 304,148)     ( 277,405)

Stockholders' Deficit
 Preferred stock, $0.0001 par value;
   10,000,000 shares authorized, no
   shares issued and outstanding                        -              -
 Common stock, $0.0001 par value;
   690,000,000 shares authorized;
   42,278,173 shares issued and
   outstanding                               4,228          4,228
 Additional paid in capital              1,759,262      1,759,262
 Accumulated deficit                    (2,376,974)    (2,279,543)

   Total Stockholders' Deficit          (  613,484)    (  516,053)
   Total Liabilities and Stockholders'
    Deficit                             $  142,229     $  873,418


See accompanying summary of notes to unaudited condensed consolidated financial statements.

                OMNINET MEDIA.COM, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                          Three Months Ended,           Six Months Ended
                             February 28                   February 28
                            2001       2000         2001               2000

Revenues, net         $        -      $ 823,124   $     -        $1,128,628

Cost of products sold          -       ( 80,302)        -          (243,371)

Gross Profit                   -        742,822        -            885,257

Expenses
  General and administrative  8,142     963,392      62,258       1,274,371
  Impaired loss on license
    Agreements                 -            -        61,916             -
     Operating Loss          (8,142)   (220,570)   (124,174)     (  389,114)

Non-controlling interest      1,977      53,544      26,743          93,995

     Net Loss             $  (6,165) $ (167,026)   ( 97,431)     (  295,119)

Net Loss Per Common Share $(  0.000) $(   0.015)  $(  0.002)    $(    0.026)

Weighted Average Number
  Of Common Shares
  Outstanding            42,278,173   11,260,748 42,278,173      11,260,748



See accompanying summary of notes to unaudited condensed consolidated financial statements.

             OMNINET MEDIA.COM, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS



                                             Six Months Ended February 28,
                                                 2001               2000

Cash Flows From Operating Activities
  Net loss                                   $    (97,431)    $    (295,119)
  Adjustment to reconcile net loss to
   net cash provided by (used in)
   operating activities:
      Depreciation and amortization                16,284           123,240
      Minority interest in net loss of
       consolidated subsidiaries                  (26,743)          (93,995)
      Impairment loss on license agreements        61,916              -
      Decrease in accounts receivable                -               (3,271)
      Increase in inventory                          -             (162,498)
      Decrease in prepaid expenses                  6,779
(4,639)
      Decrease in security deposit                  2,790
(2,790)
      Increase in accounts payable and
       accrued expenses                            12,895            35,100
         Net Cash Provided by (Used In)
          Operating  Activities                   (23,510)         (403,972)

Cash Flows From Investing Activities
  Disposal of property and equipment                 -                2,622
         Net Cash Provided by Investing
          Activities                                 -                2,622

Cash Flows From Financing Activities
  Proceeds from notes payable                      22,090           311,632
  Payments on notes payable                          -              (30,464)
  Capital contributed by shareholder                 -               37,560
         Net Cash Provided by (Used In)
          Financing Activities                     22,090           318,728

         Net Decrease in Cash                      (1,420)          (82,622)

Cash at beginning of period                         1,420            99,770

Cash at end of period                        $       -          $    17,148




See accompanying summary of notes to unaudited condensed consolidated financial statements.

         OMNINET MEDIA.COM, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Presentation of Interim Information

In the opinion of the management of OmniNet Media.Com, Inc. and Subsidiaries, Inc. (the Company), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of February 28, 2001, and the results of its operations and cash flows for the three months ended February 28, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

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

3. Supplemental Disclosures of Cash Flow Information

                                Three months ended February 28,
                                  2001                     2000
Operating Activities:
  Interest paid                 $   -                     $    -
                                 ====                        ====
4.  Going Concern

As  shown  in  the  accompanying financial  statements,  the
Company incurred net losses of $6,165 and $97,431 for the three
months and the six months ended February 28, 2001.   The
Company's current liabilities exceeded its current assets by $1,059,861 and $1,508,369 at February 28, 2001 and August 31, 2000,
respectively.   In addition, a subsidiary of the Company is involved
in litigation, the outcome which is unknown at this time and has defaulted on the license agreements.  The ability of the
Company  to  continue as a going concern is contingent  upon
its  ability  to  secure additional equity financing.    The
Company will offer additional shares of its common stock to raise capital and obtain financing on an as needed basis.

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

Activity related to the Company's stock options during the three months and six months ended February 28, 2001, was as follows:

                                Outstanding Options
                                                    Weighted
                              Number                 Average
                                Of                  Exercise
                              Shares                  Price

September 1, 2000             22,000               $     4.00
  Grants                           -                        -
  Exercises                        -                        -
  Cancellations                    -                        -
                              ________
Options exercisable at:
 February 28, 2001            22,000               $     4.00
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

For  the purpose of pro form disclosures, the estimated fair values  of the options amortized to expense over the options
vesting  period.   The  Company's pro forma  for  the  three
months ended February 28, 2001, is as follows:

Pro forma net loss             $(         0)

Pro forma loss per share       $(      .000)

The  effects on pro forma disclosures of applying  SFAS  123 are not necessary indicative of the effects on pro forma disclosures of future years.

6.  Impairment Loss

In  September 2000, the issuer of the license agreements  to the  Company  cancelled the agreements  for  non-payment  of license  fees.  An impairment loss in the amount of  $61,916 was recognized.

7.  Subsequent Event

On March 3, 2001, the Company received $40,000.00 in exchange for One Hundred and Eight Thousand One Hundred and Eight shares (108,108) of the Common Stock, $0.0001 par value ("Common Stock") of OmniNet Media.com, Inc., (ONMC) at a Twenty Percent (20%) discount from the 3-month weighted average price during the time period from December 5th, 2000 to March 5th, 2001.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OmniNet Media.Com, Inc. commenced active operations in January of 2000 which have continued to the date of this report.

In note 1 to its financial statements as of August 31, 2000 its auditors stated that the financial statements were presented on a going concern basis which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. However, as noted there, the Company has sustained recurring losses since inception and had negative working capital for the eight months ended August 31, 2000 and the years ended
December 31, 1999 and 1998. The Company experienced operating losses of $1,560,604, $41,971 and $14,350, respectively, during those periods. Its ability to continue as a going concern is contingent upon its ability to secure additional equity financing, initiate sales of its products and thereby attain profitable operations. The Company is continuing to pursue financing by the issuance of common stock shares. Although the Company plans to pursue additional financing on terms beneficial to the Company and its stockholders. Without such funds the Company will be unable to comply with its payment obligations to vendors.

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

The company's plan of operation will target the $15,000,000,000 promotional market, and the $12,000,000,000 television advertising market by providing both the retailer and National advertiser with a wireless, digital video, Internet-enabled networked plasma displays for the purpose of disseminating timely multi-media in-store advertising messages directly into the retail environment to influence the shopper at the moment of decision. The Plasma system consists of a large thin (up to 60 inch) display screen, a server, a management workstation, display controller packaged in a low profile complete
stand alone wall or ceiling mounted systems.   The company's proprietary
system, referred to as WIPD (Wireless Internet Plasma Displays) ties the complete system together and can be configured in a number of different ways depending upon the specific requirements of the retailer.

Upon completion of months of diligent market research, the company has concluded that its business model will focus on marketing its unique advertising platform and promotional vehicle to both the National advertiser and retailer. The company will market and supply a network of large plasma
display panels to the retailer for promotional and advertising messages.   The
company will market this network of wireless plasma display panels, as opposed to a large and complicated interactive kiosk unit, which requires physical maintenance, individual configurations, servicing, and attention. The plasma display screen advertising loops will be updated remotely via the Internet, according to the National advertisers specifications, but will remain non-interactive to the viewing public.

During March 2001, the company executed leases for its new Corporate Office at 3140 Venture Blvd, Las Vegas, Nevada and for its Executive and Marketing Offices at One World Trade Center 8th Floor, Long Beach, California.

Global Glass Guard Inc., (3Gtm) a Nevada Corporation and wholly owned subsidiary of OmniNet Media.Com, Inc., is in the final stages of completing its unique proprietary adhesive process of the company's polyester-based laminate film product line. The company intends to become a dominant provider of safety and security laminate for glass protection.

The Company has suspended all active business operations in its subsidiary U.S./Ace Security Laminates and does not expect to resume active operation of this business in the foreseeable future.

PART II

ITEM 1. Legal Proceedings.

On March 3, 2001 the company received a complaint filed in San Diego, California Superior Court, by J. Thomas Markham, a Media Communication firm. The complaint alleges that OmniNet Media.com, Inc., should pay J. Thomas Markham 4.5 Million for advertising literature and other expenses. The company believes the suit is without merit and is vigorously defending its position.

U.S./Ace Security Laminates Inc., a subsidiary of OmniNet Media.com, Inc., is involved in litigation. U.S./Ace, including certain employees, officers, and directors,is a defendant in a lawsuit filed by the original licensor (in Hull,
Quebec,Canada) of certain territories   which   U.S./Ace   entered  into
contracts
for dealership and distribution. The claim is for outstanding license fees allegedly owing pursuant to contracts dated February 9, 1998 and July 7, 1998. The suit asks for damages totaling approximately $9.3 million
(Canadian)
plus legal costs. Outside counsel for U.S./ACE has advised that, at this stage in the proceeding, the counsel cannot offer an opinion as to the probable outcome. U.S./Ace believes the suit is without merit and is vigorously defending its position. The plaintiffs attorney has been sanctioned by the Court for no appearance at court hearings.

ITEM 2. Changes in Securities.

There have been no changes in the Company's securities.
ITEM 3.  Defaults Upon Senior Securities.

There have been no defaults upon senior securities.

ITEM 4.  Submission Of Matters To A Vote Of Security Holders.

There have been no Submission of matters to a vote of security holders.

ITEM 5. Other Information.

The Board of Directors plan to take all necessary action to implement the following:

Change the name of the company from OmniNet Media.com, Inc. to OmniNet Media Corporation.

Change the capitalization from Six Hundred and Ninety Million (690,000,000) shares of $0.0001 par value to One Hundred Million (100,000,000) common $0.0001 par value.

Rescind the June 5th, 2000 Business Combination Agreement by and between U.S./ACE Security Laminates, Inc., a Delaware Corporation and Ace Security Laminates International, Inc. and OmniNet Media.Com.

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



Date: April 20, 2001

                                   By:/s/  Don A. Steffens, President