Form 10QSB
period 2001-05-31
OMNINET MEDIA CORP
filed 2001-07-23
CIK 1103023

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                  FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                      For the Quarter Ended May 31, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ______________ to _________________

                        Commission file number 000-28935

                             OMNINET MEDIA CORPORATION
                         (Name of Small Business Issuer)

     Nevada                                                 880398783
(State or Other                                         (I.R.S. Employer
 Jurisdiction of                                         Identification
 Incorporation or                                        Number)
 Organization)

      One World Trade Center 8th floor                     90831
      Long Beach, CA                                      (Zip Code)

Registrant's telephone number including area code:     (866) 983-8177

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

           OMNINET MEDIA CORPORATION AND SUBSIDIARIES

         CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE NINE MONTHS ENDED
                       May 31, 2001

                      TABLE OF CONTENTS
                                                             Page
Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets                          1

Condensed Consolidated Statements of Operations                2

Condensed Consolidated Statements of cash Flows                3

Notes to Condensed Consolidated Financial Statements           4 - 6
                  OMNINET MEDIA CORPORATION AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                          May 31          August 30,
                                           2001               2000


Current Assets
  Cash                                    $      6      $   1,420
  Prepaid expenses                               -          6,779
     Total Current Assets                        -          8,199

Property and Equipment, net                      -        158,507

Other Assets
  License agreement, net                         -        703,916
  Other assets                                   6          2,796

     Total Assets                         $     12       $873,418

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable and accrued expenses   $772,105       $400,920
  Current portion of note payable           19,000        642,000
  Notes payable to related parties           3,090        623,956
     Total Current Liabilities             794,195      1,666,876

Noncontrolling interest                          -     (  277,405)

Stockholders' Deficit
 Preferred stock, $0.0001 par value;
   10,000,000 shares authorized, no
   shares issued and outstanding                 -              -
 Common stock, $0.0001 par value;
   100,000,000 shares authorized;
   44,857,299 and 45,317,679 shares
   issued and outstanding, respectively      4,143          4,228
 Additional paid in capital              1,799,251      1,759,262
 Accumulated deficit                    (2,597,577)    (2,279,543)

   Total Stockholders' Deficit          (  794,183)    (  516,053)
   Total Liabilities and Stockholders'
    Deficit                             $       12     $  873,418


See accompanying summary of notes to unaudited condensed consolidated financial statements.


                OMNINET MEDIA CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                     Three Months Ended May 31,      Nine Months Ended May 31,
                      2001               2000            2001           2000
Expenses
  Consulting          712,124     $        -      $    712,124   $    6,000
  General and
   Administrative      15,650              -            15,650       43,428

Loss from Continuing
 Operations        (  727,774)             -       (   727,774)  (   49,428)

Discontinued
 Operations           507,171       ( 315,703)         409,740    ( 561,394)

     Net Loss      $( 220,603)   $  ( 315,703)     (   318,034)   ( 610,822)

Net Loss Per
 Common Share
 Continuing
 operations       $(     .016)   $         -      $(     .016)    $( .004)
Discontinued
 operations              .011       (   .028)            .009      ( .050)

     Net Loss     $(     .005)    $ (   .028)     $(     .007)    $( .054)


Weighted Average Number
  Of Common Shares
  Outstanding       45,285,489    11,260,748        45,428,248     11,260,748


See accompanying summary of notes to unaudited condensed consolidated financial statements.
















                   OMNINET MEDIA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS



                                                 Nine Months Ended May 31,
                                                   2001               2000

Cash Flows From Operating Activities
  Net loss                                   $   (318,034)    $    (610,822)
  Adjustment to reconcile net loss to
   net cash provided by (used in)
   operating activities:
      Depreciation and amortization                24,423           406,195
      Minority interest in net loss of
       consolidated subsidiaries                  304,140          ( 93,995)
      Impairment loss on license agreements        61,916              -
      Decrease in accounts receivable                -               (3,271)
      Increase in inventory                          -             (162,498)
      Decrease in prepaid expenses                  6,779            (4,639)
      Decrease in security deposit                  2,790            (2,790)
      Increase in accounts payable and
       accrued expenses                           395,759            50,700
         Net Cash Provided by (Used In)
          Operating  Activities                   477,773          (421,120)


Cash Flows From Investing Activities
  Disposal of property and equipment                 -                2,622
  Disposal of business segement                    82,679                -
         Net Cash Provided by Investing
          Activities                               82,679             2,622

Cash Flows From Financing Activities
  Proceeds from sale of common stock               40,000                -
  Proceeds from notes payable                      22,090           311,632
  Reductions and reclassification
   on notes payable                              (623,956)          (30,464)
  Capital contributed by shareholder                 -               37,560
         Net Cash Provided by (Used In)
          Financing Activities                   (561,866)          318,728

         Net Decrease in Cash                    (  1,414)          (99,770)

Cash at beginning of period                         1,420            99,770

Cash at end of period                        $          6       $        -



See accompanying summary of notes to unaudited condensed consolidated financial statements.


         OMNINET MEDIA CORPORATION AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Presentation of Interim Information

In the opinion of the management of OMNINET MEDIA CORPORATION and Subsidiaries, Inc. (the Company), the accompanying
unaudited   condensed   consolidated  financial   statements
include all normal adjustments considered necessary to present fairly the financial position as of May 31,2001, and the results of its operations and cash flows for the nine months ended May 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

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

3. Supplemental Disclosures of Cash Flow Information

                                   Nine months ended May 31,
                                  2001                     2000
Operating Activities:
  Interest paid                 $ 110                     $    -
                                 ====                        ====

4.  Going Concern

As shown in the  accompanying financial  statements,  the
Company incurred net losses of $220,603 and $318,034 for the three
months and the nine months ended May 31, 2001.   The
Company's current liabilities exceeded  its  current assets by
$794,189 and $1,658,677 at May 31, 2001 and August 31, 2000,
respectively.   In addition, a subsidiary of the Company is involved
in litigation, the outcome which is unknown at this time and has defaulted on the license agreements.  The ability of the
Company  to  continue as a going concern is contingent  upon
its  ability  to  secure additional equity financing.    The
Company will offer additional shares of its common stock to raise capital and obtain financing on an as needed basis.



          OMNINET MEDIA CORPORATION AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  Stock Options

On August 31, 2000, the Company issued options to purchase an aggregate of 250,000 shares of its common stock as $4.00 per share to a vendor of
advertising  services.   These options  were fully vested as of the date of
their  issuance with an exercise period of three years.

Activity related to the Company's stock options during the three months and nine months ended May 31, 2001, was as follows:

                                Outstanding Options
                                                    Weighted
                              Number                 Average
                                Of                  Exercise
                              Shares                  Price

September 1, 2000              22,000               $     4.00
  Grants                           -                        -
  Exercises                        -                        -
  Cancellations                    -                        -

Options exercisable at:
 May 31, 2001                  22,000               $     4.00
                              =======                =========


SFAS No.123,  "Accounting  for Stock-Based  Compensation" (SFAS  123)  was
issued during 1995 and  is  effective  for fiscal   years  ending  after
December  15,   1996.    This pronouncement established financial accounting
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

          OMNINET MEDIA CORPORATION AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For  the purpose of pro form disclosures, the estimated fair values  of the
options amortized to expense over the options vesting  period.   The
Company's pro forma  for  the  nine months ended May 31, 2001, is as follows:

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

7.  Disposal of Business Segement
On May 25, 2001, the Company rescinded the acquisition agreement with US/Ace Security Laminate, Inc. a subsidiary, in which the Company maintained a 75.7% ownership interest. The agreement provided for the return of 964,489 shares of the Company's stock isued on October 10, 2000 with restrictions. In addition, the Company will be responsible for the subsidiaries legal fees pertaining to the transaction.

8.  Subsequent Events

On June 1, 2001, the authorized common stock of the corporation changed to One Hundred Million (100,000,000) shares par value $.0001, from Six Hundred and Ninety Million (690,000,000) shares par value $.0001. The number of authorized preferred shares remains at Ten Million (10,000,000) shares par value $.0001.

On June 1, 2001, Meadpoint Investments entered into a Agreement to acquire capital stock of the Corporation in a transaction not involving a public offering as that term is used in Section 4(2) of the Securities Act of 1933, as amended. The company issued Five Hundred and Thirty Five Thousand Four Hundred and Seventy Nine (535,479) shares of restricted Common Stock to Meadpoint Investments, $0.0001 par value ("Common Stock") of OmniNet Media Corporation, in exchange for One Hundred and Twenty Thousand Seven Hundred and Sixty Four Dollars and Fifty Nine Cents ($120,764.59).

On June 13, 2001 OmniNet Media Corporation and Lemura Pty Ltd. entered into an Agreement pertaining to the sale of 100% of the company's wholly owned
subsidiary, Global Glass Guard.   The Agreement calls for a 30-day due
diligence period secured with a $50,000 nonrefundable deposit paid to the company from Lemura Pty Ltd. At the conclusion on the 30-day due diligence period, the remainder of the $750,000 purchase price shall be paid. Lemura Pty Ltd. will also issue the company 45,000,000 shares of Lemura Pty Ltd. On July 13, 2001, the company granted Lemura a 30-day extension to complete its due diligence.


On June 26th the company entered into a Stock Purchase Agreement with Greystone Venture Partners LP. Greystone Venture Partners LP agrees to tender up to Five Million USD ($5,000,000) to purchase free trading and unencumbered common stock issued by the company pursuant to a private placement memorandum, promulgated under the Securities Act of 1933 during a period not to exceed 36 months proceeding effective registration of the shares. Greystone Venture Partners LP agrees to purchase the shares in traunche amounts equal to One Hundred and Fifty Percent of the 40-day average daily trading volume, multiplied by the purchase price equal to Ninety percent of the lowest bid price during an agreed upon 10-day trading period.


On July 10, 2001 OOS Holdings, Inc. agreed to acquire capital stock of the Corporation in a transaction not involving a public offering as that term is used in Section 4(2) of the Securities Act of 1933, as amended. The company issued Nine Hundred Seventy Nine Thousand Forty Seven shares (979,047) of the Common Stock, $0.0001 par value ("Common Stock") of OmniNet Media
Corporation, (ONMC) a Nevada corporation (the "Corporation".)   in exchange
for Ninety Six Thousand Six Hundred and Twelve Dollars and Thirty Six Cents ($96,612.36).

On March 15, 2001, the company entered into Consulting Agreements with its President/CEO, Don A. Steffens, and its Secretary, James A. Graves. On June 26, 2001 One Million Six Hundred Thousand shares (1,600,000) of the Common Stock, $0.0001 par value of OmniNet Media Corporation., (ONMC) was issued to Don A. Steffens as compensation for services rendered, and Nine Hundred Thousand shares (900,000) of the Common Stock, $0.0001 par value of OmniNet Media Corporation, (ONMC) was issued to James A. Graves as compensation for services rendered, pursuant to the March 15, 2001 Consulting
Agreements.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OMNINET MEDIA CORPORATION commenced active operations in January of 2000 which have continued to the date of this report.
In note 1 to its financial statements as of August 31, 2000 its auditors stated that the financial statements were presented on a going concern basis which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. However, as noted there, the Company has sustained recurring losses since inception and had negative working capital for the eight months ended August 31, 2000 and the years ended December 31, 1999 and 1998. The Company experienced operating losses of $1,560,604, $41,971 and $14,350, respectively, during those periods. Its ability to continue as a going concern is contingent upon its ability to secure additional equity financing, initiate sales of its products and thereby attain profitable operations. The Company is continuing to pursue financing by the issuance of common stock shares. Although the Company plans to pursue additional financing on terms beneficial to the Company and its stockholders. Without such funds the Company will be unable to comply with its payment obligations to vendors.

The Company has received an equity line of credit to draw down up to $5,000,000 Dollars over a 36 month period to use at the company's discretion. The Company will continue to attempt to enter into arrangements to raise additional funding through the private or public sale of common shares, and by initiating profitable operations. No assurance can be given that either of these plans will be realized and thus, no assurance can be given that the Company will be able to continue as a going concern in the foreseeable future.

The company's plan of operation will target the $15,000,000,000 promotional market, and the $12,000,000,000 television advertising market by providing both the retailer and National advertiser with a wireless, digital video, Internet-enabled networked plasma displays for the purpose of disseminating timely multi-media in-store advertising messages directly into the retail environment to influence the shopper at the moment of decision. The Plasma system consists of a large thin (up to 60 inch) display screen, a server, a management workstation, display controller packaged in a low profile complete
stand alone wall or ceiling mounted systems.   The company's proprietary
system, referred to as ADHERE system is a wireless point-of-purchase wide area network management system capable of interacting with and influencing consumers at their moment of purchase by marketing pertinent information and product incentives via plasma display panels and can be configured in a number of different ways depending upon the specific requirements of the retailer.

Upon completion of months of diligent market research, the company has concluded that its business model will focus on marketing its unique advertising platform and promotional vehicle to both the National advertiser and retailer. The company will market and supply a network of large plasma display panels to the retailer for promotional and advertising messages. The company will market this network of wireless plasma display panels, as opposed to a large and complicated interactive kiosk unit, which requires physical maintenance, individual configurations, servicing, and attention. The plasma display screen advertising loops will be updated remotely via the Internet, according to the National advertisers specifications, but will remain non-interactive to the viewing public.
During March 2001, the company executed leases for the Offices at 3140 Venture Blvd, Las Vegas, Nevada and for its Executive and Marketing Offices at One World Trade Center 8th Floor, Long Beach, California.

Global Glass Guard Inc., (3Gtm) a Nevada Corporation and wholly owned subsidiary of OMNINET MEDIA CORPORATION, is in the final stages of completing its unique proprietary adhesive process of the company's polyester-based laminate film product line. The company intends to become a dominant provider of safety and security laminate for glass protection.

The Company has suspended all active business operations in its subsidiary U.S./Ace Security Laminates and does not expect to resume active operation of this business in the foreseeable future.

PART II

ITEM 1. Legal Proceedings.

On March 3, 2001 the company received a complaint filed in San Diego, California Superior Court, by J. Thomas Markham, a Media Communication firm. The complaint alleges that OMNINET MEDIA CORPORATION, should pay J. Thomas Markham 4.5 Million for advertising literature and other expenses. The company believes the suit is without merit and is vigorously defending its position.

ITEM 2. Changes in Securities.

The authorized common stock of the corporation has been changed to One Hundred Million (100,000,000) shares par value $.0001, from Six Hundred and Ninety Million (690,000,000) shares par value $.0001. The number of authorized preferred shares remains at Ten Million (10,000,000) shares par value $.0001.

ITEM 3.  Defaults Upon Senior Securities.

There have been no defaults upon senior securities.

ITEM 4.  Submission Of Matters To A Vote Of Security Holders.

The shareholders approve the action that the Board of Directors rescind the Business Combination Agreement, dated June 5, 2000, by and between U.S./ACE Security Laminates, Inc., a Delaware Corporation and Ace Security Laminates International, Inc. and OmniNet Media.Com, a Nevada Corporation, by March 31, 2001.

The shareholders approve the action that the Board of Directors change the company's name to OmniNet Media Corporation from OmniNet Media.com, Inc.

The shareholders approve the action that the Board of Directors hereby elect Steven Miotti as Director.


ITEM 5. Other Information.

ITEM 6.  Exhibits And Reports On Form 8-K.

The registrant has filed four Current Reports on Form 8-K, to wit:

1. Form 8-K filed September 27, 2000, which reported the change of the registrant's fiscal year to August 31.

2. Form 8-K/A filed January 19, 2001 which reports (1) a change in control of the registrant resulting from the election of Don Steffens as President to replace Michael Knox, who resigned; (2) the resignation of Michael Knox as a director of the registrant and the appointment of Don Steffens to fill his unexpired term; and (3) a change of address of the registrant.

3. Form 8-K filed On May 25, 2001 an agreement was entered into by and between OmniNet Media.com, Inc. and the prior majority shareholders of U.S./Ace Security Laminates, Inc., a Delaware corporation, and Ace Security Laminates International, Inc. by which a Business Combination Agreement dated June 5, 2000 and all other agreements between the parties thereto were rescinded in their entirety.

4. Form 8-K/A filed on May 15th, 2001 OmniNet Media Corporation and International Business Corporation (IBM), through its division IBM Global Services signed a Letter of Intent and agreed to engage in detailed discussions concerning Web and e-business Hosting Development and Operational Management, Business Process Design and Development, Information Technology Management, and Strategic Outsourcing services that IBM may provide to OmniNet Media Corporation.

On June 1, 2001, the Board of Directors approved the change of the name of the Company from Omninet Media.Com Inc. to OmniNet Media Corporation. On June 4, 2001, a Certificate of Amendment of Certificate of Incorporation was filed with the State of Nevada to affect this name change. The effect of this agreement is to divest OmniNet of 1,928,978 shares of U.S./Ace Securities Laminates, Inc. which were previously acquired by OmniNet from controlling stockholders of U.S./Ace, and recover for cancellation 964,489 common shares of OmniNet issued to the stockholders in the exchange.

All of these reports are incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 23, 2001
                         ______________________________________
                              By:/s/  Don A. Steffens, President