Form 10KSB
period 2001-08-31
OMNINET MEDIA CORP
filed 2006-04-24
CIK 1103023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       For the fiscal year ended August 31, 2001
                                               Commission file number: 000-28935


                            OMNINET MEDIA CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                         88-0492265
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

             1355 E. Balboa Blvd., Suite A, Newport Beach, CA 92661
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  949-701-0979
--------------------------------------------------------------------------------
                            Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered

       None                                              None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          $.0001 par value common stock
--------------------------------------------------------------------------------
                                (title of class)


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ X ] No [ ]

State issuer's revenues for its most recent fiscal year. None

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $ ___________________

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of January 1, 2006 there were 98,554,712 common and 0 preferred shares outstanding.

Table of Contents

                                     PART I

Item 1. Description of Business...........................................   4

Item 2. Description of Property.
...........................................................................   5

Item 3. Legal Proceedings.................................................   5

Item 4. Submission of Matters to a Vote of Security Holders...............   5

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters..........   5

Item 6. Management's Discussion and Analysis or Plan of Operation.........   6

Item 7. Financial Statements..............................................   7

Item 8. Changes In and Disagreements With Accountants on Accounting and
           Financial Disclosure...........................................   9

Item 8A. Controls and Procedures..........................................   9

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act..............   9


Item 10. Executive Compensation...........................................  11

Item 11. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.....................  12

Item 12. Certain Relationships and Related Transactions...................  12

Item 13. Exhibits and Reports on Form 8-K.................................  12

Item 14. Principal Accountant Fees and Services...........................  13

SIGNATURES................................................................  14

                                     PART I

Item 1. Description of Business.

OmniNet Media Corporation ("OmniNet" or the "Corporation") was incorporated in the State of Nevada on July 14, 1998 as TriCom Technology Group, Inc. TriCom Technology Group, Inc. changed its name to OmniNet Media.com, Inc. on February 22, 2000. OmniNet Media.com, Inc. changed its name to OmniNet Media Corporation on June 1, 2001.

OmniNet and its predecessors have not been party to any bankruptcy, receivership or other similar proceedings.

In 1971, Abdo, Goembel and McGuire, Inc was incorporated in Minnesota. In 1972 Abdo, Goembel and McGuire, Inc change its name to Saveall Healthcare Services, Inc. On March 12, 1997, Clinical Aesthetics Centre, Inc was organized under the laws of Nevada. In April 1997 a merger occurred between and Clinical Aesthetics Centre, Inc. and Saveall Healthcare Services, Inc. with Clinical Aesthetics Centre, Inc. being the surviving corporation. On August 11, 1998, Clinical Aesthetics Centre, Inc. merged with TriCom Technology Group, Inc. with TriCom Technology Group, Inc. being the surviving corporation.

OmniNet Media Corporation was originally incorporated as TriCom Technology Group, Inc., a Nevada Corporation on July 14, 1998. On January 7, 2000, OmniNet Media.Com, Inc. was formed as a Nevada business corporation under the name of Kioskcoupon.Com, Inc. Kioskcoupon.com, Inc. changed its name to OmniNet Media.Com, Inc. by amendment to its articles of incorporation on January 20, 2000. In February, 2000 OmniNet Media.com, Inc. merged with TriCom Technology Group, Inc., a Nevada Corporation, with the surviving Corp being TriCom Technology Group, Inc. TriCom Technology Group, Inc subsequently adopted the name of its subsidiary by amending its articles of incorporation to change its name to OmniNet Media.Com, Inc.

In July 2000, OmniNet Media.com, Inc. and MAS ACQUISITION XXV CORP., an Indiana Corporation enter into an agreement whereby OmniNet acquires voting control, reorganizes MAS and becomes a successor issuer and on October 11, 2000 a Statement of Changes in Beneficial Ownership is filed. On June 1, 2001, the Board of Directors approved the change of the name of the Company from OmniNet Media.com Inc. to OmniNet Media Corporation. On June 4, 2001, a Certificate of Amendment of Certificate of Incorporation was filed with the State of Nevada to affect this name change OmniNet was the surviving entity following a merger with Clinical Aesthetics Centre, Inc., a Nevada corporation, effective August 11, 1998 and following a merger with OmniNet Media.Com, Inc., a Nevada corporation, effective February 22, 2000.

Until 2001, OmniNet was in the business of providing interactive multi-media information through a network of installed kiosks located in major shopping malls, retail outlets, public facilities, transportation hubs and pay phones.

OmniNet has reorganized itself and ceased all business operations other than to locate and negotiate with a business entity for the combination of that target company with OmniNet. A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination"). In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that OmniNet will be successful in locating or negotiating with any target business.

OmniNet has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which OmniNet may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which OmniNet may offer.

In implementing a structure for a particular business acquisition, OmniNet may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, OmniNet may agree to register all or a part of such securities as part of the business combination or at specified times thereafter.

Negotiations with a target company will likely focus on the percentage of OmniNet which the target company shareholders would acquire in exchange for their shareholdings. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by OmniNet can be expected to have a significant dilutive effect on the percentage of shares held by the OmniNet's shareholders at that time.

THERE CAN BE NO ASSURANCES GIVEN THAT OMNINET WILL BE ABLE TO SUCCESSFULLY LOCATE A MERGER TARGET OR CONSUMMATE A MERGER. STATUTES, REGULATIONS, RULES AND THE POSITIONS OF REGULATORY AUTHORITIES HAVE BEEN BECOMING MORE ADVERSE AND RESTRICTIVE TOWARD SUCH MERGERS AND TOWARD ENTITIES SUCH AS OMNINET.

Item 2. Description of Property.

OmniNet does not own, or have any interest in any property. OmniNet maintains its books and records in office space provided without cost by its management team in Orange County, California.

Item 3. Legal Proceedings.

OmniNet is not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

OmniNet did not submit any matters during the fourth quarter of the fiscal year covered by this report to a vote of its stockholders.

                                     PART II

Item 5. Market for Common Equity and Related Stockholders Matters.

OmniNet's common stock is traded on the over-the-counter market under the symbol ONMC. Trades are reported on the electronic quotation systems known as Pink Sheets and OTC-Other. Brokers began submitting bid and ask quotations for OmniNet's common shares in March, 2000. The range of the high and low bid information for OmniNet's common stock for each quarter since November 30, 2000 is set forth below:

                      Stock
            ONMC      Price          Hi            Low
            ----      -----      ---------      ---------

           Quarter
           Ending:
           -------

         11/30/2000              $   0.626      $   0.625
          2/28/2001              $   0.906      $   0.180
          5/31/2001              $   0.440      $   0.040
          8/31/2001              $   0.300      $   0.026
         11/30/2001              $   0.042      $   0.007
          2/28/2002              $   0.010      $   0.002
          5/31/2002              $   0.030      $   0.010
          8/31/2002              $   0.030      $   0.004
         11/30/2002              $   0.004      $   0.001
          2/28/2003              $   0.004      $   0.001
          5/31/2003              $   0.005      $   0.001
          8/31/2003              $   0.001      $   0.001
         11/30/2003              $   0.004      $   0.001
          2/29/2004              $   0.003      $   0.001
          5/31/2004              $   0.001      $   0.001
          8/31/2004              $   0.001      $   0.001
         11/30/2004              $   0.003      $   0.001
          2/28/2005              $   0.001      $   0.001
          5/31/2005              $   0.004      $   0.001
          8/31/2005              $   0.001      $   0.001
         11/30/2005              $   0.005      $   0.001

The readers are cautioned that these prices reflect inter-dealer process, without retail mark-up, mark-down or commission and may not represent actual transactions.

Item 6. Management's Discussion and Analysis or Plan of Operation.

OmniNet has ceased all business operations.

Item 7. Financial Statements.





                            OMNINET MEDIA CORPORATION
                       (Formerly OmniNet Media.Com, Inc.)
                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                   AUGUST 31, 2005, 2004, 2003, 2002 AND 2001

                                TABLE OF CONTENTS




Report of Independent Registered Public Accounting Firm......................F-1


Balance Sheets...............................................................F-2


Statements of Operations.....................................................F-3


Statement of Shareholders' Equity (Deficit)..................................F-4


Statements of Cash Flows.....................................................F-5


Notes to Financial Statements................................................F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders OmniNet Media Corporation (Formerly OmniNet Media.com, Inc.)

We have audited the accompanying balance sheets of OmniNet Media Corporation (formerly OmniNet Media.com, Inc.) as of August 31, 2005, 2004, 2003, 2002 and 2001, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OmniNet Media Corporation (formerly OmniNet Media.com, Inc.)as of August 31, 2005, 2004, 2003, 2002 and 2001, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred significant losses. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note
3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Mendoza Berger & Company, LLP



Irvine, California
January 16, 2006


                                               OMNINET MEDIA CORPORATION
                                          (Formerly OmniNet Media.Com, Inc.)
                                                    BALANCE SHEETS
                                      AUGUST 31, 2005, 2004, 2003, 2002 AND 2001
-----------------------------------------------------------------------------------------------------------------------------------

                                                        ASSETS

                                                                2005           2004           2003           2002           2001
                                                            -----------    -----------    -----------    -----------    -----------
Current assets:
  Cash                                                      $      --      $      --      $      --      $      --      $      --
                                                            -----------    -----------    -----------    -----------    -----------
      Total current assets                                         --             --             --             --             --
                                                            -----------    -----------    -----------    -----------    -----------
      Total assets                                          $      --      $      --      $      --      $      --      $      --
                                                            ===========    ===========    ===========    ===========    ===========


                                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accounts payable                                            $      --      $   772,105    $   772,105    $   772,105    $   772,105
Notes payable, related party (Note 4)                            22,090         22,090         22,090         22,090         22,090
                                                            -----------    -----------    -----------    -----------    -----------
Total liabilities                                                22,090        794,195        794,195        794,195        794,195

Contingency (Note 5)                                               --             --             --             --             --

Shareholders' equity: (Note 6)
  Preferred stock par value $0.0001, 10,000,000 shares
  Authorized, none issued and outstanding at
  August 31, 2005, 2004, 2003, 2002 and 2001
  Common stock par value $0.0001 100,000,000 shares
    authorized;  98,554,712 shares issued  and
    outstanding at August 31, 2005 and 2004
    48,554,712 issued and outstanding at
    August 31, 2003, 2002 and 2001 respectively                   9,552          9,552          4,552          4,552          4,552
  Additional paid in capital                                  3,483,107      3,483,107      3,478,107      3,478,107      3,478,107
  Accumulated deficit                                        (3,403,984)    (4,176,089)    (4,176,089)    (4,176,089)    (4,176,089)
                                                            -----------    -----------    -----------    -----------    -----------

                                                                (88,765)      (683,430)      (693,430)      (693,430)      (693,430)
Less: Subscription receivable                                  (110,765)      (110,765)      (100,765)      (100,765)      (100,765)
                                                            -----------    -----------    -----------    -----------    -----------

      Total shareholders' equity (deficit)                      (22,090)      (794,195)      (794,195)      (794,195)      (794,195)
                                                            -----------    -----------    -----------    -----------    -----------

      Total liabilities and shareholders' equity (deficit)  $      --      $      --      $      --      $      --      $      --
                                                            ===========    ===========    ===========    ===========    ===========

    The accompanying notes are an integral part of these financial statements


                                             OMNINET MEDIA CORPORATION
                                        (Formerly OmniNet Media.Com, Inc.)
                                             STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED AUGUST 31, 2005, 2004, 2003, 2002 AND 2001
----------------------------------------------------------------------------------------------------------------------------------

                                                              2005           2004           2003           2002           2001
                                                          ------------   ------------   ------------   ------------   ------------
Revenues                                                  $       --     $       --     $       --     $       --     $       --
                                                          ------------   ------------   ------------   ------------   ------------

     Total revenues                                               --             --             --             --             --
                                                          ------------   ------------   ------------   ------------   ------------
Operating expenses:
   General and administrative                                     --             --             --             --        1,578,512
                                                          ------------   ------------   ------------   ------------   ------------

     Total operating expenses                                     --             --             --             --        1,578,512
                                                          ------------   ------------   ------------   ------------   ------------
Other income (expense):
    Interest expense                                              --             --             --             --             --
    Forgiveness of debt                                        772,105           --             --             --             --
                                                          ------------   ------------   ------------   ------------   ------------

Net income (loss) before income taxes                          772,105           --             --             --       (1,578,512)

Provision for income taxes                                        --             --             --             --             --
                                                          ------------   ------------   ------------   ------------   ------------

Net income (loss)                                         $    772,105   $       --     $       --     $       --     $ (1,578,512)
                                                          ============   ============   ============   ============   ============

Net income (loss) per share - basic                       $       --     $              $       --     $       --     $       --
                                                          ============   ============   ============   ============   ============

Net income (loss) per share - diluted                     $       --     $       --     $       --     $       --     $       --
                                                          ============   ============   ============   ============   ============

Weighted average number of shares outstanding - basic       98,554,712     96,225,945     48,554,712     48,554,712     47,155,909
                                                          ============   ============   ============   ============   ============

Weighted average number of shares outstanding - diluted     98,554,712     96,225,945     48,554,712     48,554,712     47,155,909
                                                          ============   ============   ============   ============   ============

    The accompanying notes are an integral part of these financial statements


                                             OMNINET MEDIA CORPORATION
                                        (Formerly OmniNet Media.Com, Inc.)
                                    STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                          FOR THE YEARS ENDED AUGUST 31, 2005, 2004, 2003, 2002 AND 2001
---------------------------------------------------------------------------------------------------------------------------------

                                                                  Common Stock
                                             ------------------------------------------------------
                                                              Par         Additional
                                              Number of    Value $0.01     Paid-In     Subscription    Accumulated
                                                Shares      per Share      Capital     Receivable        Deficit         Total
                                             -----------   -----------   -----------   ------------    -----------    -----------
Balance at August 31, 2000                    45,317,679   $     4,228   $ 1,759,263   $       --      $(2,597,577)   $  (834,087)
Shares of common stock issued for services     2,593,446           259     1,558,144           --             --        1,558,404
Shares of common stock issued for cash           196,789            20        59,980           --             --           60,000
Shares of common stock subscribed                446,798            45       100,720       (100,765)          --             --
Net income (loss)                                   --            --            --             --       (1,578,512)    (1,578,512)
                                             -----------   -----------   -----------   ------------    -----------    -----------

Balance at August 31, 2001                    48,554,712         4,552     3,478,107       (100,765)    (4,176,089)      (794,195)
Net income (loss)                                   --            --            --             --             --             --
                                             -----------   -----------   -----------   ------------    -----------    -----------

Balance at August 31, 2002                    48,554,712         4,552     3,478,107       (100,765)    (4,176,089)      (794,195)
Net income (loss)                                   --            --            --             --             --             --
                                             -----------   -----------   -----------   ------------    -----------    -----------

Balance at August 31, 2003                    48,544,712         4,552     3,478,107       (100,765)    (4,176,089)      (794,195)
Shares of common stock subscribed             50,000,000         5,000         5,000        (10,000)          --             --
Net income (loss)                                   --            --            --             --             --             --
                                             -----------   -----------   -----------   ------------    -----------    -----------

Balance at August 31, 2004                    98,554,712         9,552     3,483,107       (110,765)    (4,176,089)      (794,195)
Net income (loss)                                   --            --            --             --          772,105        772,105
                                             -----------   -----------   -----------   ------------    -----------    -----------

Balance at August 31, 2005                    98,554,712   $     9,552   $ 3,483,107   $   (110,765)   $(3,403,984)   $   (22,090)
                                             ===========   ===========   ===========   ============    ===========    ===========


    The accompanying notes are an integral part of these financial statements


                                             OMNINET MEDIA CORPORATION
                                        (Formerly OmniNet Media.Com, Inc.)
                                             STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED AUGUST 31, 2005, 2004, 2003, 2002 AND 2001
--------------------------------------------------------------------------------------------------------------------------------

                                                             2005           2004           2003           2002          2001
                                                         ------------   ------------   ------------   ------------   -----------
Cash flows from operating activities:
   Net income (loss)                                     $    772,105   $       --     $       --     $       --     $(1,578,512)
Adjustments to reconcile net (loss) to net cash:
   Gain from forgiveness of debt                             (772,105)          --             --             --            --
   Stock compensation for services                               --             --             --             --       1,558,404
   Decrease in accounts payable                                  --             --             --             --         (61,982)
                                                         ------------   ------------   ------------   ------------   -----------

Net cash provided by ( used in) operating activities             --             --             --             --         (82,090)

Cash flows from financing activities:
   Proceeds from issuance of common stock                        --             --             --             --          60,000
   Borrowings from related parties                               --             --             --             --          22,090

                                                         ------------   ------------   ------------   ------------   -----------

Net cash provided by (used in) financing activities              --             --             --             --          82,090
                                                         ------------   ------------   ------------   ------------   -----------

Net change in cash                                               --             --             --             --            --

Cash, beginning of year                                          --             --             --             --            --
                                                         ------------   ------------   ------------   ------------   -----------

Cash, end of year                                        $       --     $       --     $       --     $       --     $      --
                                                         ============   ============   ============   ============   ===========

Schedule of Non Cash Investing and Financing
   Activities:
     Issuance of common stock in exchange for services   $       --     $       --     $       --     $       --     $ 1,558,404
                                                         ============   ============   ============   ============   ===========

     Issuance of common stock for subscriptions
        receivable                                       $       --     $     10,000   $       --     $       --     $   100,765
                                                         ============   ============   ============   ============   ===========


    The accompanying notes are an integral part of these financial statements

1.       HISTORY AND ORGANIZATION OF THE COMPANY
         ---------------------------------------

         OmniNet Media Corporation (formerly OmniNet Media.Com, Inc.) (the Company) was incorporated on March 12, 1997 as Clinical Aesthetics Centre, Inc. (Clinical) under the laws of the State of Nevada. Clinical conducted no active business operations from inception through July 1998. On July 27, 1998 Clinical entered into a business reorganization in which it issued 5,250,000 of its common shares in exchange for all the issued and outstanding shares of TriCom Technology Group, Inc. (TriCom), a Nevada corporation formed on July 14, 1998. TriCom continued to operate under its own name, but failed in its attempt to operate as an advertising and communications company. It became inactive, and remained inactive until February 2000.

         On February 18, 2000 the Board of Directors of TriCom approved the issuance of 5,000,000 of its common shares in exchange for 100% of the issued and outstanding stock of OmniNet Media.Com, Inc. which had been formed as a Nevada business corporation on January 7, 2000 under the name of Kioskcoupon.Com, Inc.(Kioskcoupon) Its business purpose was to provide communications services. Kioskcoupon had changed its name to OmniNet Media.Com, Inc. by amendment to its articles of incorporation on January 20, 2000. TriCom subsequently adopted the name of its subsidiary by amending its articles of incorporation to change its name to OmniNet Media.Com, Inc. and then to OmniNet Media Corp.

         OmniNet Media Corporation's main business activity targeted the television and promotional advertising market by offering both grocery retailer and national food advertiser with a new and efficient in-store advertising medium consisting of internet-enabled networked large-screen video displays, for the purpose of disseminating timely, centralized multi-media advertising messages directly into the retailer environment to influence the buyer at the moment of decision. The Company was unable to fund operations as an advertising and communications company and became inactive in late 2001, and remains inactive and for all intents and purposes exists as a development stage company.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Use of Estimates

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------

         Earnings Per Share
         ------------------

         In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings Per Share" which requires the Company to present basic and diluted earnings per share, for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period.

         Income Taxes
         ------------

         Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

         Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         New Accounting Pronouncements
         -----------------------------

         In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expenses, freight, handling, costs and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact on its financial statements.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------

         New Accounting Pronouncements (Continued)
         -----------------------------

         The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

3.       GOING CONCERN
         -------------

         The accompanying financial statements have been prepared in a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $3,400,000, since its inception and will require additional capital for is operational activities. The Company plans to complete a plan to merge with an operating company over the next twelve months. If it is unable to merge with an operating company, the business plan will be significantly delayed. The Company does not have any formal commitments or arrangements for the completion of a merger with an operating company . The Company's ability to raise additional capital through the future issuance of the common stock is unknown.

         The obtainment of additional financing and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

4.       NOTE  PAYABLE - RELATED PARTY
         -----------------------------

         The Company owed $22,090 on a note payable to a related party. The note payable is non-interest bearing and is due on demand.

5.       CONTINGENCY
         -----------

         As of the year ended August 31, 2001, the Company owed approximately $772,000 to various vendors. The current management believes that the statute of limitations related to these liabilities has run out as of August 31, 2005 and therefore can defeat any legal action to collect Reported Liabilities based upon the affirmative defense that the creditor's claim are barred for the four year limitation period set forth in Section 337 of the California Code of Civil Procedure. The Company has credited approximately $772,000 to forgiveness of debt for the year ended August 31, 2005.

6.       CAPITAL STOCK
         -------------

         During the year ended August 31, 2001, the Company issued 2,593,446 shares of common stock valued at $1,558,404 or $0.60 per share of common stock.

         During the year ended August 31, 2001, the Company issued 196,789 shares of common stock for $60,000 cash.


         During the year ended August 31, 2001, the Company subscribed to 446,798 shares of common stock for $100,765.

         During the year ended August 31, 2004, the Company subscribed to 50,000,000 shares of common stock for $10,000.

7.       INCOME TAXES
         ------------

         Significant components of the Company's deferred income tax asset at August 31, 2004, are as follows:

                                     2005           2004           2003           2002           2001
                                 -----------    -----------    -----------    -----------    -----------
Deferred income tax assets:
   Net operating loss carry
      forward                    $ 1,050,000    $ 1,050,000    $ 1,050,000    $ 1,050,000    $ 1,050,000
                                 -----------    -----------    -----------    -----------    -----------

Valuation allowances              (1,050,000)    (1,050,000)    (1,050,000)    (1,050,000)    (1,050,000)
                                 -----------    -----------    -----------    -----------    -----------

Deferred income tax asset, net   $      --      $      --      $      --      $      --      $      --
                                 -----------    -----------    -----------    -----------    -----------

         The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.
         Accordingly, the Company recorded no tax benefit for the years ended
         August 31, 2005, 2004, 2003, 2002 and 2001.

         Reconciliation of the effective tax rate to the U.S. statutory rate is as follows at August 31:

                                     2005           2004           2003           2002           2001
                                 -----------    -----------    -----------    -----------    -----------

Tax expense at U.S. statutory       (34%)          (34%)          (34%)          (34%)          (34%)
rate in valuation allowance          34%            34%            34%            34%            34%
                                 -----------    -----------    -----------    -----------    -----------

Effective income tax rate            --             --             --             --             --
                                 ===========    ===========    ===========    ===========    ===========

8.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
         -------------------------------------------

                                       For the three       For the three       For the three       For the three
                                       months ended         months ended        months ended        months ended
                                      August 31, 2005       May 31, 2005     February 28, 2005   November 30, 2004
                                     -----------------   -----------------   -----------------   -----------------
Net Sales                            $            --     $            --     $            --     $            --
Gross Profit                         $            --     $            --     $            --     $            --
Net income (loss)                    $         772,105   $            --     $            --     $            --


Net income (loss) per common share   $            --     $            --     $            --     $            --
Weighted average shares                     98,554,712          98,554,712          98,554,712          98,554,712


                                       For the three       For the three       For the three       For the three
                                       months ended         months ended        months ended        months ended
                                      August 31, 2004       May 31, 2004     February 29, 2004   November 30, 2003
                                     -----------------   -----------------   -----------------   -----------------
Net Sales                            $            --     $            --     $            --     $            --

Gross Profit                         $            --     $            --     $            --     $            --
Net income (loss)                    $            --     $            --     $            --     $            --

Net income (loss) per common share   $            --     $            --     $            --     $            --
Weighted average shares                     96,225,945          96,225,945          96,225,945          96,225,945


                                       For the three       For the three       For the three       For the three
                                       months ended         months ended        months ended        months ended
                                      August 31, 2003       May 31, 2003     February 28, 2003   November 30, 2002
                                     -----------------   -----------------   -----------------   -----------------
Net Sales                            $            --     $            --     $            --     $            --
Gross Profit                         $            --     $            --     $            --     $            --
Net income (loss)                    $            --     $            --     $            --     $            --

Net income (loss) per common share   $            --     $            --     $            --     $            --
Weighted average shares                     48,554,712          48,554,712          48,554,712          48,554,712


                                       For the three       For the three       For the three       For the three
                                       months ended         months ended        months ended        months ended
                                      August 31, 2002       May 31, 2002     February 28, 2002   November 30, 2001
                                     -----------------   -----------------   -----------------   -----------------
Net Sales                            $            --     $            --     $            --     $            --
Gross Profit                         $            --     $            --     $            --     $            --
Net income (loss)                    $            --     $            --     $            --     $            --

Net income (loss) per common share   $            --     $            --     $            --     $            --
Weighted average shares                     48,554,712          48,554,712          48,554,712          48,554,712


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None. Management has used the accounting firm of Mendoza Berger & Company LLP during the two most recent fiscal years. There have been no changes in accountants or disagreements with accountants on accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

Item 8A.  Controls and Procedures.

(a) As of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer made an evaluation of the company's disclosure controls and procedures (as defined in ss.240.13a-15(e) or 240.15d-15(e) of the Securities Exchange Act). Based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or 15d-15 under the Exchange Act, in his opinion, the disclosure controls and procedures are effective.

(b) During the most recent fiscal year, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.  Other Information.

None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) The following table furnishes the information concerning the Company's directors and officers as of August 31, 2005. The directors of the Company are elected every year and serve until their successors are elected and qualify.

Name                       Age      Title
----                       ---      ------

Mitchell Stough            40       Chief Executive Officer, CFO, Director
Jim Graves                 36       Secretary

The following table sets forth the portion of time each officer devotes to the
Company:

Mitchell Stough                      10%
Jim Graves                           10%

The term of office for each director is one (1) year, or until his/her successor is elected at the Company's annual meeting and is qualified. The term of office for each officer of the Company is at the pleasure of the board of directors.

The board of directors does not have a nominating committee. Therefore, the selection of persons or election to the board of directors was neither independently made nor negotiated at arm's length.

(b) Identification of Certain Significant Employees.

The directors and executive officers of the Company handle strategic matters and critical decisions.

(c) Family Relationships.

None

(d) Business Experience.

The following is a brief account of the business experience of each director and executive officer of the Company, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

Mitchell Stough, age 40, attended California State University Long Beach from 1985 - 1989, majoring in Business Administration. He has been a currency broker for Harlow Meyer Savage, Los Angeles, from 1988 - 1991 where he conducted spot trading the Yen, Swiss Franc, British Pound and U.S. Dollar. He managed M&A work for The Corsini Group from 1991-1996 and with Trinity Capital Group from 1996-2003. He has managed client companies, shell acquisitions, merger processes, regulatory issues and broker/dealer relationships. He founded Fort Street Equity in 2003. Mr. Stough is currently president of Fort Street Equity where he's responsible for day to day operations.

Jim Graves, 36, attended San Diego State University from 1993-1997 studying Corporate finance and Business Administration. Soon after, Mr. Graves became a self employed consultant within the media communication industry. He elected to work exclusively with J. Thomas Markham, Inc. because of the unique distribution channel J. Thomas Markham, Inc created using the transportation industry. At J. Thomas Markham, Mr. Graves developed cost estimates, sales projections and enhanced business development. Furthermore Mr. Graves conducted in-depth research on more 300 public companies in the Internet Industry. He has experience with filing documents such as 10-KSB, 10-Q, and 8-K with the Securities and Exchange Commission. He has worked extensively with SEC Attorneys, Consultants, Auditors, Transfer Agents, Market Markers, Brokerage Houses, Printers, etc. In February, 2000, Mr. Graves joined OmniNet as Vice-President and Secretary.

Mr. Steffens, Director and President until September 28, 2001. Mr. Steffens was born on April 25, 1947. He has held key management positions which have provided him with Twenty-Five years of experience as President/CEO, Chief Financial Officer and Chief Operational Officer with several public and private corporation. His career has been involved with commercialization of a wide range of technology driven products. Over the years he has developed valuable contracts with high profile corporations for partnering of strategic marketing alliances, manufacturing and distribution to launch new products into the market place, including software applications for the banking industry, in-store advertising concepts for retail chain stores and product distribution of drug and dietary supplements. From 1983 Mr. Steffens successfully negotiated international licensing and distribution agreements for software and pharmaceutical products developed and manufactured by three corporations co-founded by Mr. Steffens, including Bio-sphere Technology, Inc., Marina Systems International, Inc. and Southwest Medical Research Foundation, Inc. Mr. Steffens' business history by date, year and positions since August of 1985 is as follows August 1985-October 1990: Saudi-Japan Economic Culture Cooperation Committee, Tokyo, Japan. During this period Mr. Steffens reported to the Chairman of the Board, Mr. Isao Ishikawa, as his U.S. representative to assist his efforts in arranging financing, the purchase of various real estate properties and funding large projects in the U.S. and Europe. October 1990-June 1996: Foundation for Applied Research Technology, Inc., La Mirada California. Mr. Steffens was Vice President/COO/CFO and Director for this non-profit organization founded in 1979 to fund new technologies for the treatment of cardiovascular diseases. He acted as fund raiser and site location manager for clinical trials for this employer. May 1992-June 1998: Southwest Medical Research Foundation, Inc., Las Vegas, Nevada. Mr. Steffens was co-founder with Jackie R. See, MD and acted as COO/CFO and Director. He formed and arranged investor financing to develop manufacturing protocols and procedures to produce micro-encapsulated (Liposomal) drugs, utilizing the company's proprietary technology. He managed all investor fund raising efforts, set up manufacturing laboratory site, and completed all phases of the production of drugs for clinical trial. February 1992-June 1998: Bio-Sphere Technology, Inc., Las Vegas, Nevada and Irvine, California. He was cou-founder of this bio-pharmaceutical company with Jackie R. See, M.D. and acted as CFO/COO, Secretary and Director. The company developed liposomal technology to deliver various drugs for the treatment of erectile dysfunction, cholesteroal, oral vaccines and restinosis. Managed the day to day business activities, including arranging investor financing, manufacturing, FDA compliance, licensing agreements and co-authored and filed patent applications and PCT's. December 1996-November 1997: Harvard Scientific Corp., Irvine, California and Reno, Nevada. He was President, CEO/CFO and Director of this publicly held company which, at one time was a wholly-owned subsidiary of Bio-Sphere Technology, Inc. This Company developed and patented a drug for the treatment of erectile dysfunction and is in the process of completing clinical trials. Mr. Steffens was responsible for investor relations, arranging financing, and setting up CRO's and manufacturing partners. Through is efforts this Company received a $15 million debenture to finance its ongoing clinical trials. May 1991-March 2000. Natural Right Technologies, Inc., Downey, California. Mr. Steffens was President and Director of this closely-held corporation that manufactured and marketed dietary food supplements to European and Canadian distributors.

(e) Directors' Compensation

Directors who are also officers of the registrant do not receive cash compensation for services as a director.

(f) Audit Committee Financial Experts

The Company does not have an audit committee financial expert serving on its audit committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the registrant with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish to registrant with copies of all
Section 16(a) documents they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16-a-3(e) and Form 5 and amendments thereto furnished to the registrant with respect to its most recent fiscal year, and any representation referred to in paragraph (b)(2)(i) of Item 405 of Regulation S-B, the registrant believes all required reports were made during the fiscal years covered by this report.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Such code of ethics will be provided to any person without charge, upon request, a copy of such code of ethics by sending such request to us at our principal office.

Item 10.  Executive Compensation.

(a) Compensation.

This table sets forth all compensation paid by the Company for all services provided up to August 31, 2005 to each of its executive officers.


                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

NAME AND
PRINCIPAL                                                      OTHER ANNUAL
POSITION                YEAR            SALARY      BONUS      COMPENSATION
--------                ----            ------      -----      ------------

Mitchell Stough         2005            $0          $0         $0
CEO, CFO, and           ----
Director                2004            $0          $0         $0
                        ----
                        2003            $0          $0         $0
                        ----
                        2002            $0          $0         $0
                        ----
                        2001            $0          $0         $0
                        ----
                        2000            $0          $0         $0
                        ----

Jim Graves              2005            $0          $0         $0
Vice-President and      ----
Secretary               2004            $0          $0         $0
                        ----
                        2003            $0          $0         $0
                        ----
                        2002            $0          $0         $0
                        ----
                        2001            $22,620     $0         $0
                        ----
                        2000            $0          $0         $0
                        ----

In 2001, the acting President, Mr. Don Steffens and Vice President/Secretary, Mr. Jim Graves of the company entered into 40 month consulting agreements with the company. In addition to monetary compensation, the Mr. Steffens was issued 1,600,000 shares of the company and Mr. Graves was issued 900,000 shares of the company. Mr. Graves has since issued a debt forgiveness letter to the company relieving the company of any further obligations to monies accrued under his consulting agreement.

There were no other long-term compensation arrangements or stock awards to management between 2000 and 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

(a) This table sets out beneficial owners of five percent (5%) or greater of the Company's common stock. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the registrant's common stock known by the registrant based upon 98,554,712 shares outstanding at August 31, 2005.

  TITLE       NAME AND ADDRESS                AMOUNT OF BENEFICIAL
OF CLASS    OF BENEFICIAL OWNER                     INTEREST             PERCENT


Common      William Owen                           50,000,000             50.7%
            12 Chantilly Pl.
            Robina QLD 4226
            Australia


b) The following table sets forth information with respect to the Company's common stock beneficially owned by each officer and director, and by all directors and officers as a group, at August 31, 2005.

  TITLE       NAME AND ADDRESS                AMOUNT OF BENEFICIAL
OF CLASS    OF BENEFICIAL OWNER                     INTEREST             PERCENT

Common      Mitchell Stough                                 0                0%
            1355 E. Balboa Blvd, Suite A
            Newport Beach, CA 92661

Common      Jim Graves                              1,000,000                1%
            1355 E. Balboa Blvd, Suite A
            Newport Beach, CA 92661

Total                                              51,000,000             51.7%

Item 12. Certain Relationships and Related Transactions.

There have not, within the last two years, been any transactions with the registrant in which any of its officers, directors or controlling stockholders had any interest, and no such transaction has been proposed.

Item 13.  Exhibits.

The exhibits listed below are furnished in accordance with Item 601 of Regulation S-B.

Exhibit
Number             Description

3.1.1 Articles of Incorporation. Incorporated by reference from the Registrant's Report on Form 8-K filed August 25, 2000, SEC Accession Number 1010549-0-522.
3.1.2 Certificate of Amendment to Articles of Incorporation. Incorporated by reference from the Registrant's Report on Form 8-K filed August 25, 2000, SEC Accession Number 1010549-0-522.
3.1.3 Certificate of Amendment to Articles of Incorporation. Incorporated by reference from the Registrant's Report on Form 8-K/A filed March 31, 2001, SEC Accession Number 1103023-1-500006.
3.1.4 Certificate of Amendment to Articles of Incorporation. Incorporated by reference from the Registrant's Report on Form 8-K/A filed March 31, 2001, SEC Accession Number 1103023-1-500006.
3.2 By-laws of the Registrant. Incorporated by reference from the Registrant's Report on Form 8-K/A filed March 31, 2001, SEC Accession Number 1103023-1-500006.

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $20,000.00.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and not reported under Item 1 were $0.00.

(3) Tax Fees

There were no fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning during the last two fiscal years.

(4) All Other Fees

There were no fees for products and services provided by the principal accountant, other than services listed in Items 1 to 3 above, during the last two fiscal years.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

OmniNet currently does not have a designated Audit Committee, and accordingly, OmniNet 's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to OmniNet 's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 21, 2006

                             OmniNet Media Corporation


                             By: /s/ Mitchell Stough
                                 -------------------
                             Name:   Mitchell Stough
                             Title:  Chief Executive Officer and
                                     Chief Financial Officer



                             OmniNet Media Corporation


                             By: /s/ Jim Graves
                                 --------------
                             Name:   Jim Graves
                             Title:  Secretary


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 21, 2006



                             By: /s/ Mitchell Stough
                                --------------------
                             Name:   Mitchell Stough
                             Title:  Director