Form 10KSB
period 2002-08-31
OMNINET MEDIA CORP
filed 2006-04-24
CIK 1103023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       For the fiscal year ended August 31, 2002
                                               Commission file number: 000-28935


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

State issuer's revenues for its most recent fiscal year.  None

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $ ________________

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

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

Name                       Age      Title
----                       ---      -----
Mitchell Stough            40       Chief Executive Officer, CFO, Director
Jim Graves                 36       Secretary

The following table sets forth the portion of time each officer devotes to the
Company:

Mitchell Stough                     10%
Jim Graves                          10%

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


                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION
                               -------------------

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