Form 10KSB
period 2004-08-31
OMNINET MEDIA CORP
filed 2006-04-24
CIK 1103023

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       For the fiscal year ended August 31, 2004
                                               Commission file number: 000-28935


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

         Use of Estimates
         ----------------

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