Form 10QSB
period 2001-11-30
OMNINET MEDIA CORP
filed 2006-07-06
CIK 1103023

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock $.0001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 30, 2006, there were 98,554,712 common shares outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X]

                            OMNINET MEDIA CORPORATION

                         Quarterly Report on Form 10-QSB


                                Table of Contents

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                     3

Condensed Consolidated Balance Sheet:
November 30, 2001 (unaudited)                                                 4

Condensed Consolidated Statements of Income (unaudited):
Three Months Ended November 30, 2000 and 2001                                 5

Condensed Consolidated Statements of Cash Flows (unaudited):
Three Months November 30, 2000 and 2001                                       6

Notes to Condensed Consolidated Financial Statements (unaudited):             7

Item 2.  Management Discussion and Analysis                                  10

Item 3. Controls and Procedures                                              10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   11

Item 2.  Changes in Securities                                               11

Item 3.  Defaults Upon Senior Securities                                     11

Item 4.  Submission of Matters to a Vote of Security Holders                 11

Item 5.  Other Information                                                   11

Item 6.  Exhibits                                                            11

Signatures                                                                   11

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

                            OMNINET MEDIA CORPORATION
                       (Formerly OmniNet Media.Com, Inc.)
                                  BALANCE SHEET

--------------------------------------------------------------------------------
                                     ASSETS
                                                                  November 30,
                                                                      2001
                                                                  ------------
Current assets:
  Cash                                                            $       --
                                                                  ------------

      Total current assets                                                --
                                                                  ------------

      Total assets                                                $       --
                                                                  ============


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                  $    772,105
Notes payable, related party (Note 4)                                   22,090
                                                                  ------------

Total liabilities                                                      794,195

Contingency (Note 5)                                                      --

Shareholders' equity: (Note 6)
  Preferred stock par value $0.0001, 10,000,000 shares
   Authorized, none issued and outstanding at November 30, 2001
  Common stock par value $0.0001 100,000,000 shares
   authorized; 48,554,712 issued and outstanding at
    November 30, 2001                                                    4,552
  Additional paid in capital                                         3,483,107
  Accumulated deficit                                               (4,176,089)
                                                                  ------------

                                                                      (693,430)
Less: Subscription receivable                                         (100,765)
                                                                  ------------

      Total shareholders' equity (deficit)                            (794,195)
                                                                  ------------

      Total liabilities and shareholders' equity (deficit)        $       --
                                                                  ============


                               OMNINET MEDIA CORPORATION
                          (Formerly OmniNet Media.Com, Inc.)
                               STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDING NOVEMBER 30, 2000 AND NOVEMBER 30, 2001
--------------------------------------------------------------------------------------

                                                          Three Months    Three Months
                                                             Ending          Ending
                                                          November 30,    November 30,
                                                              2000            2001
                                                          ------------    ------------

Revenues                                                  $       --      $       --
                                                          ------------    ------------

     Total revenues                                               --              --
                                                          ------------    ------------

Operating expenses:
   General and administrative                                   54,116            --
   Impaired loss on license agreements                          61,916            --
                                                          ------------    ------------

     Total operating expenses                                 (116,032)           --
                                                          ------------    ------------

Other income (expense): Non-controlling interest                24,766
    Interest expense                                              --              --
    Forgiveness of debt                                           --              --
                                                          ------------    ------------

Net income (loss) before income taxes                          (91,266)           --

Provision for income taxes                                        --              --
                                                          ------------    ------------

Net income (loss)                                         $    (91,266)   $       --
                                                          ============    ============
Net income (loss) per share - basic                       $     (0.002)   $       --
                                                          ============    ============

Net income (loss) per share - diluted                     $       --      $       --
                                                          ============    ============

Weighted average number of shares outstanding - basic       42,278,173      48,554,712
                                                          ============    ============

Weighted average number of shares outstanding - diluted     42,278,173      48,554,712
                                                          ============    ============





                                 OMNINET MEDIA CORPORATION
                            (Formerly OmniNet Media.Com, Inc.)
                                 STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDING NOVEMBER 30, 2000 AND NOVEMBER 30, 2001
------------------------------------------------------------------------------------------

                                                              Three Months    Three Months
                                                                  Ended           Ended
                                                              November 30,    November 30,
                                                                  2000            2001
                                                              ------------    ------------
Cash flows from operating activities:
   Net income (loss)                                          $    (91,266)   $       --
Adjustments to reconcile net (loss) to net cash:
   Gain from forgiveness of debt                                      --              --
   Stock compensation for services                                    --              --
   Decrease in accounts payable                                       --              --
   Depreciation and amortization                                     8,142            --
   Minority interest in net loss of consolidated subsidiary        (24,766)           --
   Impairment loss on license agreements                            61,916            --
   Decrease in prepaid expenses                                      6,779            --
   Decrease in security deposit                                      2,790            --
   Increase in accounts payable and accrued expenses                12,895            --
                                                              ------------    ------------

Net cash provided by ( used in) operating activities               (23,510)           --

Cash flows from financing activities:
   Proceeds from issuance of common stock                             --              --
   Borrowings from related parties                                    --              --
   Proceeds from notes payable                                      22,090            --
   Payments on notes payable                                          --              --
                                                              ------------    ------------

Net cash provided by (used in) financing activities                 22,090            --
                                                              ------------    ------------

Net change in cash                                                  (1,420)           --

Cash, beginning of year                                              1,420            --
                                                              ------------    ------------

Cash, end of year                                             $       --      $       --
                                                              ============    ============

Schedule of Non Cash Investing and Financing                          --
   Activities: (delete since all zero)
     Issuance of common stock in exchange for services        $       --      $       --
                                                              ============    ============

     Issuance of common stock for subscriptions
        receivable                                            $       --      $       --
                                                              ============    ============

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------
         INTERIM FINANCIAL INFORMATION
         -----------------------------

         The financial statements of the Company as of November 30, 2001 and for the three months ended November 30, 2001, and footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended November 30, 2001 are not necessarily indicative of the results that may be expected for any future period. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the Company's Annual Report on form 10-KSB for the year ended August 31, 2001.

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


3.       GOING CONCERN
         -------------

         The accompanying financial statements have been prepared in a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $4,176,000 since its inception and will require additional capital for is operational activities. The Company plans to complete a plan to merge with an operating company over the next twelve months. If it is unable to merge with an operating company, the business plan will be significantly delayed. The Company does not have any formal commitments or arrangements for the completion of a merger with an operating company . The Company's ability to raise additional capital through the future issuance of the common stock is unknown.

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

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

OmniNet Media Corporation ("OmniNet" or the "Company") has reorganized itself and ceased all business operations other than to locate and negotiate with a business entity for the combination of that target company with OmniNet. A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination"). In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that OmniNet will be successful in locating or negotiating with any target business.

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

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of the last day of the period covered by this report, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange
Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b) Changes in internal controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no current legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the quarter.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) EXHIBIT(S) DESCRIPTION

Exhibit No.                  Description                 Page No.
-----------     ------------------------------------     --------
   31.1         CEO Certifications Under Section 302       12
   31.2         CFO Certifications Under Section 302       13
   32.1         CEO Certifications Under Section 906       14
   32.2         CFO Certifications Under Section 906       15

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 5, 2006

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